Form 10-Q
period 1996-06-15
FARM FRESH INC
filed 1996-07-30
CIK 715357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Quarter Ended   June 15, 1996    Commission File Numbers   33-50458 and 33-75398
                           -------------                              ---------------------

                                FARM FRESH, INC.
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                   54-0973309
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         7530 TIDEWATER DRIVE, P. O. BOX 1289, NORFOLK, VIRGINIA 23501
             (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code (804)480-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                                 Outstanding shares at July 30, 1996
- --------------------------------------------------         -----------------------------------
Common Stock, par value $.01 per share                                10

                       FARM FRESH, INC. AND SUBSIDIARIES

         Index to Condensed Consolidated Unaudited Financial Statements

                                                                        Page
Part I.  Financial Information:

  Item 1.  Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets -
      December 30, 1995 and June 15, 1996                                1

    Condensed Consolidated Statements of Loss -
      12 weeks ended June 17, 1995 and June 15, 1996
      24 weeks ended June 17, 1995 and June 15, 1996                     3

    Condensed Consolidated Statement of Stockholder's Deficit -
      24 weeks ended June 15, 1996                                       4

    Condensed Consolidated Statements of Cash Flows -
      24 weeks ended June 17, 1995 and June 15, 1996                     5

    Note to Condensed Consolidated Financial Statements                  7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  8

Part II.  Other Information - none

                       FARM FRESH, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                                      December 30,      June 15,
          Assets                                                         1995             1996
          ------                                                    -------------      -------
Current assets:
  Cash                                                             $  2,316,425      $  1,940,490
  Accounts receivable, net of
    allowance for doubtful accounts
    of $491,330 at December 30, 1995 and
    $556,372 at June 15, 1996                                        16,789,683        16,079,695
  Merchandise inventories:
     Assuming the first-in, first-out method                         56,700,404        54,693,046
     Less adjustment to the last-in, first-out method                 3,036,896         3,221,096
                                                                   ------------      ------------
                                                                     53,663,508        51,471,950
                                                                   ------------      ------------
  Prepaid expenses and other current assets                           2,083,743         3,488,775
                                                                   ------------      ------------
      Total current assets                                           74,853,359        72,980,910
                                                                   ------------      ------------
Assets held for sale                                                  6,220,362         6,226,004
Property and equipment:
  Land                                                               10,627,356        10,627,356
  Buildings                                                          64,835,421        65,353,262
  Leasehold improvements                                             32,016,115        33,612,546
  Fixtures and equipment                                             82,743,500        86,598,197
  Transportation equipment                                              628,072           587,492
  Construction in progress                                              348,932         1,474,915
                                                                  -------------      ------------
                                                                    191,199,396       198,253,768
  Less accumulated depreciation and amortization                     85,264,691        89,830,641
                                                                   ------------      ------------
      Net property and equipment                                    105,934,705       108,423,127
                                                                   -----------       -----------
Favorable lease rights, net of accumulated
  amortization of $6,398,657 at December 30, 1995
  and $6,805,652 at June 15, 1996                                     4,519,402         4,112,404
Goodwill, net of accumulated amortization of
  $994,136 at December 30, 1995 and $1,619,431 at
  June 15, 1996                                                       8,567,662         7,957,103
Deferred financing costs, net of accumulated
  amortization of $4,390,824 at December 30, 1995
  and $5,271,096 at June 15, 1996                                     6,663,734         6,448,313
Other, net                                                            1,144,005           668,984
                                                                   ------------      ------------

                                                                   $207,903,229      $206,816,845
                                                                   ============      ============

                                                                  (continued)
                                                     -1-

                       FARM FRESH, INC. AND SUBSIDIARIES

                                  (Unaudited)

      Liabilities and Stockholder's Deficit                        December 30,        June 15,
                                                                       1995              1996
                                                                   ------------        --------
Current liabilities:

  Current installments of notes payable                          $  1,183,073       $  1,156,657
  Current installments of obligations
     under capital leases                                           1,858,914          1,975,761
  Trade accounts payable                                           32,900,110         36,754,702
  Accrued expenses:
     Licenses and other taxes                                       6,110,228          3,530,808
     Interest                                                       6,986,589          6,159,724
     Insurance claims                                               3,669,027          3,978,408
     Other                                                          7,674,987          7,548,254
                                                                 ------------       ------------
         Total accrued expenses                                    24,440,831         21,217,194
                                                                 -----------       ------------
  Accrued costs relating to closed stores,
     current portion                                                1,965,073          1,824,421
                                                                 ------------      -------------
         Total current liabilities                                 62,348,001         62,928,735
                                                                  -----------       ------------
Long-term debt, excluding current installments:
  Revolving credit facility                                        12,169,258         19,007,431
  Notes payable                                                     1,751,721          1,192,738
  Obligations under capital leases                                 31,617,554         30,635,804
  12.25% senior notes                                             165,000,000        165,000,000
  12.25% senior notes, series A                                    37,337,873         37,219,901
  Convertible subordinated debentures                               9,322,398          8,569,513
                                                                  -----------       ------------

         Total long-term debt                                     257,198,804        261,625,387
                                                                  -----------        -----------

Accrued costs relating to closed stores,
  excluding current portion                                         7,969,459          7,348,747
Deferred credits and other liabilities                              4,356,659          3,950,839
                                                                 ------------       ------------
         Total liabilities                                        331,872,923        335,853,708
                                                                  -----------        -----------

Stockholder's deficit:
  Common stock of $.01 par value;
     authorized 200 shares; issued 10 shares                           -                  -
  Additional paid-in capital                                       29,457,988         29,436,964
  Accumulated deficit                                            (152,113,645)      (157,159,790)
  FF Holdings stockholder loans                                    (1,314,037)        (1,314,037)
                                                                 ------------       ------------
         Total stockholder's deficit                             (123,969,694)      (129,036,863)
Commitments and contingencies
                                                                 $207,903,229       $206,816,845


See accompanying note to condensed consolidated financial statements.

                       FARM FRESH, INC. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Loss
               12 Weeks Ended June 17, 1995 and June 15, 1996 and
                 24 Weeks Ended June 17, 1995 and June 15, 1996
                                  (Unaudited)

                                                   12 weeks ended                     24 weeks ended
                                             June 17,         June 15,            June 17,       June 15,
                                               1995             1996               1995            1996
                                         ----------------- -----------------  ----------------- -----------
Sales                                     $ 214,680,432    $ 180,032,213       $422,915,101    $358,986,649
Cost of sales                               163,524,685      137,675,308        322,489,010     274,965,335
                                            -----------      -----------        -----------     -----------
     Gross profit                            51,155,747       42,356,905        100,426,091      84,021,314
Selling, general and
   administrative expenses                  (44,494,235)     (36,254,757)       (89,191,186)    (73,366,710)

Interest expense                             (7,976,701)      (8,028,687)       (16,263,955)    (15,663,863)

Gain (loss) on disposition of
   property and equipment                        -               116,129             -              (97,329)
Other, net                                        1,754           11,551              3,307          60,443
                                            -----------      -----------        -----------     -----------
      Net loss                             $ (1,313,435)    $ (1,798,859)      $ (5,025,743)  $  (5,046,145)
                                            ===========      ===========        ===========    ============


See accompanying note to condensed consolidated financial statements.

                        FARM FRESH INC. AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholder's Deficit
                          24 Weeks Ended June 15, 1996
                                  (Unaudited)

                                                   Additional                    FF Holdings       Total
                             Common Stock           paid-in      Accumulated      stockholder   stockholder's
                            Shares   Amount         capital        deficit         loans          deficit
Balance at
  December 30, 1995           10     $  -        $29,457,988     $(152,113,645)   $(1,314,037)  $(123,969,694)
Dividend to FF Holdings       -         -            (21,024)              -               -          (21,024)
Net loss                      -         -           -               (5,046,145)            -       (5,046,145)
                          -------     -----   --------------     -------------    ------------  --------------
Balance at
  June 15, 1996              10      $  -        $29,436,964     $(157,159,790)   $(1,314,037)  $(129,036,863)
                           ======     =====      ============      ============     ==========    ============


See accompanying note to condensed consolidated financial statements.

                       FARM FRESH, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               24 weeks ended
                                                                          June 17,          June 15,
                                                                            1995             1996
                                                                      ---------------    -----------
Cash flows from operating activities:
  Net loss                                                          $   (5,025,743)   $   (5,046,145)
                                                                      -------------     -------------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                       10,464,864         8,918,666
    Loss on sale of property and equipment                                    -               97,329
    Gain on conversion of convertible subordinated debentures                 -              (58,354)
    Amortization of premium on 12.25% senior notes, series A              (105,585)         (117,972)
    LIFO charge to earnings                                                360,000           184,200
    Noncash recognition of deferred revenue                               (257,618)         (228,389)
    Changes in assets and liabilities that increase (decrease) cash:
      Accounts receivable, net                                           2,982,471           709,988
      Merchandise inventories                                            3,451,511         1,100,724
      Prepaid expenses and other current assets                         (1,556,890)       (1,405,032)
      Trade accounts payable                                              (755,564)        3,854,592
      Accrued expenses                                                    (962,375)       (3,223,637)
      Accrued costs relating to closed stores                             (448,979)         (761,364)
      Other deferred credits                                             1,174,796          (177,431)
      Other, net                                                           (63,994)          292,647
                                                                    --------------    --------------
         Total adjustments                                              14,282,637         9,185,967
                                                                      ------------     -------------
           Net cash provided by operating activities                     9,256,894         4,139,822
                                                                     -------------     -------------
Cash flows from investing activities:
  Acquisitions of property and equipment                                (3,253,694)      (11,783,214)
  Proceeds from sale of property and equipment                              -              3,199,604
                                                                  ----------------     -------------
           Net cash used in investing activities                        (3,253,694)       (8,583,610)
                                                                     -------------     -------------

Cash flows from financing activities:
  Borrowings under revolving credit facility                            64,106,725        61,365,530
  Repayments under revolving credit facility                           (73,482,290)      (54,527,357)
  Repayments of long-term debt                                          (1,099,359)         (520,723)
  Principal repayments of obligations under capital leases                (937,468)         (851,809)
  Payment upon conversion of convertible subordinated debentures            -               (759,207)
  Dividend to FF Holdings                                                  (43,675)          (21,024)
  Payment of refinancing costs                                              -               (617,557)
                                                                     -------------      ------------
           Net cash provided by (used in) financing activities         (11,456,067)        4,067,853
                                                                      ------------      ------------
Net decrease in cash                                                    (5,452,867)         (375,935)

Cash at beginning of period                                              6,793,520         2,316,425
                                                                     -------------     -------------
Cash at end of period                                               $    1,340,653    $    1,940,490
                                                                     =============     =============

                                                                  (continued)

                       FARM FRESH, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

Supplemental disclosures of cash flow information:

                                                                          24 weeks ended
                                                                    June 17,       June 15,
                                                                      1995            1996
                                                                 --------------- ---------
   Cash paid during the period for:

       Interest                                                  $ 17,467,508   $ 16,490,728
                                                                   ==========     ==========
       Income taxes                                              $       -        $       -
                                                                   ==========     ==========

See accompanying note to condensed consolidated financial statements.

                       FARM FRESH, INC. AND SUBSIDIARIES

              Note to Condensed Consolidated Financial Statements
                                 June 15, 1996

                                  (Unaudited)

(1)     Opinion of Management

     The unaudited statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Results of interim periods are not necessarily indicative of those which would be achieved in a full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related note thereto.

Comparison of 12 Weeks and 24 Weeks ended June 15, 1996 with 12 Weeks and 24 Weeks ended June 17, 1995.

Sales. Sales for the 12 week period ended June 15, 1996 decreased 16.2% to $180.0 million from $214.7 million for the comparable period in 1995. For the 24 week period ended June 15, 1996, sales were $359.0 million as compared to $422.9 million for the corresponding period in 1995, a decrease of 15.1%. Same store sales for the second quarter 1996 decreased 0.2% and year to date 1996 increased by 1.6%. This increase in the same store sales was fully offset by the closure of six combination stores primarily in fourth quarter of 1995 and sale of 10 combination stores to Hannaford Bros. in September 1995. The Company also sold two combination stores in second quarter of 1996.

Cost of Sales. Cost of sales for the 12 week period ended June 15, 1996 totalled $137.7 million, a decrease of $25.8 million or 15.8% from the comparable period in 1995. For the 24 week period ended June 15, 1996, cost of sales totalled $275.0 million, a decrease of $47.5 million or 14.7% from the comparable period in 1995. Cost of sales was 76.5% and 76.6% of sales in the 12 and 24 week periods in 1996, respectively, as compared to 76.2% and 76.3%, respectively, in the corresponding periods in 1995. This increase as a percentage of sales is due to increased volume in the Company's super warehouse stores, which operate at lower margins compared to the Company's combination stores. Super warehouse stores contributed 28.7% and 28.5% of total sales in the second quarter and year to date 1996, respectively, as compared to 20.5% and 18.9% respectively, in 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 1996 and 1995 were $36.3 million and $44.5 million, respectively. These expenses decreased as a percentage of sales to 20.1% in 1996 from 20.7% in 1995. Selling, general and administrative expenses for the 24 week period ended June 15, 1996 were $73.4 million, a decrease of $15.8 million from the comparable period in 1995. These expenses decreased as a percentage of sales to 20.4% in 1996 from 21.1% in 1995. The decrease in selling, general and administrative expenses as a percent of sales is primarily attributable to a reduction in advertising expense (0.1%) due to reduced advertising in the Richmond market, a decrease in occupancy costs (0.3%) and utilities (0.1%) due to the closure of six stores in the fourth quarter of 1995 and a decrease in salaries (0.1%) and supplies (0.1%) due to a change in store mix from combination to super warehouse format. Super warehouse stores are less labor and supplies intensive than the service oriented combination store format.

Interest Expense. Interest expense totalled $8.0 million for the 12 week periods ended June 15, 1996 and June 17, 1995. In the 24 weeks ended June 15, 1996, interest expense totalled $15.7 million, a decrease of $0.6 million over the same period in 1995. The decrease is attributable to a lower average outstanding balance on the Company's revolving credit facility and the conversion of $11.9 million face value of convertible subordinated debentures into $6.4 million in cash during the fourth quarter of 1995 and the first and second quarter of 1996.

Net Loss. The Company's net loss increased to $1.8 million for the 12 weeks ended June 15, 1996 as compared to $1.3 million for the 12 weeks ended June 17, 1995 primarily due to the changes described above. The Company's net loss was $5.0 million for the 24 weeks ended June 17, 1995 and June 15, 1996.

Liquidity and Capital Resources

Cash flow from the operations as well as amounts available under its revolver represent the Company's primary sources of short-term liquidity. At June 15, 1996, the Company had approximately $21.0 million available under the revolving credit facility subject to certain borrowing base limitations, less $7.9 million reserved for the redemption of the convertible subordinated debentures and $1.0 million related to outstanding letters of credit. The Company believes that the revolver, together with cash flow from operations, will provide sufficient financial resources to fund the Company's operations.

Cash flows from the Company's operating, investing and financing activities for the 24 weeks periods ended June 15, 1996 and June 17, 1995 are disclosed in the accompanying condensed consolidated statements of cash flows. In the 24 weeks ended June 15, 1996, the Company's operating activities generated $4.1 million in cash as compared to the $9.3 million in the corresponding period in 1995. This decrease is primarily attributable to an increase in the Company's noncash working capital in 1996 as compared to 1995 and decreased depreciation and amortization due to the decreased number of stores. In addition, the Company received $1.3 million in the first quarter 1995 related to a vendor supply contract.

The Company used $8.6 million in cash in its investing activities year to date of 1996 as compared to the $3.3 million in cash the Company used in the corresponding periods in 1995. This increase is attributable to four major store remodeling projects undertaken during the first two quarters of 1996. This increase was partially offset by sale of property and equipment of two stores.

In the 24 weeks ended June 15, 1996, the Company's financing activities provided $4.1 million in cash as compared to $11.5 million used in the corresponding period in 1995. This fluctuation is due to the additional borrowings made under the Company's revolver in 1996 as compared to net repayments made in 1995, offset by a payment of $0.6 million for financing costs associated with the renewal of the Company's revolver.

                                   SIGNATURE

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Farm Fresh, Inc.

Date                                   /s/  ORVILLE R. CROOK

                                       Orville R. Crook
                                       Vice President Finance
                                       (Principal Accounting Officer)