Form 10-K405
period 1996-12-28
FARM FRESH INC
filed 1997-04-14
CIK 715357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -----------------------------------

                                   FORM 10-K

                       ----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996                           Commission File Number 33-75398

                                FARM FRESH, INC.
             (Exact name of registrant as specified in its charter)

                  Virginia                                                        54-0973309
       (State or other jurisdiction of                                         (I.R.S. Employer
        incorporation or organization)                                        Identification No.)

                 7530 Tidewater Drive, Norfolk, Virginia 23505
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (757) 480-6700

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         No non-affiliates of the registrant hold voting stock .

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10 shares of Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: N/A

                                     PART I


         In addition to historical information, this report contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to, those factors set forth elsewhere in this report. Readers are cautioned not to place undo reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

Item 1.  Business

General

         Farm Fresh, Inc. ("Farm Fresh" or the "Company") is a Virginia supermarket chain operating in the Hampton Roads, metropolitan Richmond and Shenandoah Valley areas of Virginia. Hampton Roads includes the cities of Norfolk, Virginia Beach, Newport News, Williamsburg and certain surrounding cities and counties. The Company operates 48 supermarkets with three formats: 35 combination stores operating primarily under the name "Farm Fresh", 9 super warehouse stores operating under the name "Rack & Sack" and 4 stores marketed as "3 Stores, 1 Roof" that combine an expanded perishables presentation, a super warehouse store and an expanded discount drug store/pharmacy. The Company's principal market is Hampton Roads, Virginia, where the Company operates 35 Farm Fresh stores, 6 Rack & Sacks, and one store operated under the name 3 Stores, 1 Roof. Management believes that the Company`s share of traditional supermarket sales in the Hampton Roads area is in excess of 35%.

         The Company is a wholly owned subsidiary of FF Holdings Corporation ("FF Holdings"), which was incorporated in 1988 to acquire the Company. FF Holdings is primarily owned by certain former members of the Company's management (the "Management Investors"), 399 Venture Partners, Inc. ("Venture Partners"), an affiliate of Citicorp, and certain shareholders who purchased FF Holdings Common Stock (as defined below) in connection with the 1992 Recapitalization (as defined below). FF Holdings has no assets other than 100% of the common stock of Farm Fresh. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         In October 1992, the Company effected a recapitalization plan (the "Recapitalization") designed to increase operating flexibility by eliminating the Company's then existing senior debt amortization requirements and deferring annual cash debt service of FF Holdings. The Recapitalization included (i) the issuance by Farm Fresh of $165.0 million aggregate principal amount of 12.25% Senior Notes due 2000 (the "Senior Notes"); (ii) the issuance by FF Holdings of 14.25% Senior Notes due 2002 (the "Old Holdings Notes") and common stock constituting 20% of the fully diluted beneficial ownership of FF Holdings for aggregate gross proceeds of $50.0 million; (iii) the establishment by Farm Fresh of a $25.2 million revolving credit facility (the "Old Revolving Credit Facility"); and (iv) the conversion of FF Holdings' then existing 16.75% Junior Subordinated Debentures due 2006 with a principal amount of $16.8 million and then existing 16.75% Cumulative Preferred Stock with a face value of $1.7 million and cumulative dividends of $0.7 million, both issued primarily to the Management Investors and Venture Partners, to approximately $19.2 million stated value of new preferred stock of FF Holdings. The proceeds from the Recapitalization transactions were used to repay then existing indebtedness and to acquire five stores. In early 1993, FF Holdings completed an exchange offer in which all of the purchasers of the Old Holdings Notes exchanged them for 14.25% Senior Notes due 2002 (the "Holding Company Notes"), the form and terms of which are the same as the Old Holdings Notes except that the Holding Company Notes have been registered under the Securities Act of 1933, as amended, and therefore do not bear legends restricting their transfer.

         On December 13, 1993, Farm Fresh, which then operated eight combination stores in metropolitan Richmond, acquired 11 additional Richmond supermarkets and one supermarket in Hampton Roads from Safeway, Inc. ("Safeway") for $31.9 million, including the value of inventory at the stores (the "Safeway Acquisition"). At that time, management believed that an expanded presence in Richmond, particularly in light of the economies of scale that could be achieved with advertising and marketing efforts, would allow the Company to successfully compete in the combination store segment of the market. Simultaneously with the Safeway Acquisition, Farm Fresh sold $36.0 million aggregate principal amount of 12.25% Senior Notes due 2000, Series A (the "Old Notes") in a private placement for aggregate proceeds of $37.8 million and established a new $40 million revolving credit facility (the "Revolving Credit Facility"). At the same time, FF Holdings initiated a rights offering to its existing holders of FF Holdings' Common Stock. In this offering, which closed on January 14, 1994, FF Holdings issued 2,375,000 shares of its Class B Common Stock for $5 million in cash proceeds (the "Equity Issuance"). Venture Partners purchased 1,845,869 of these shares and certain of the other holders purchased the remaining 529,131 shares. As a result of the Equity Issuance, FF Holdings has a total of 2,500,000 shares of common stock outstanding. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         During May 1994, the Company completed an exchange offer in which all of the purchasers of the Old Notes exchanged them for 12.25% Senior Notes due 2000, Series A (the "Series A Notes"), the forms and terms of which are the same as the Old Notes, except that the Series A Notes were registered under the Securities Act of 1933, as amended, and therefore do not bear legends restricting their transfer. Farm Fresh's Senior Notes and Series A Notes are referred to collectively in this Form 10-K as the "Notes."

         In a transaction that closed in September 1995, the Company sold ten supermarket locations to Hannaford Bros. Co. of Scarborough, Maine (the "Hannaford Transaction"), most of which had been acquired by the Company in the Safeway Acquisition. Management decided to sell these stores after concluding that because of the competitive nature of the Richmond market, as well as the increasingly competitive nature of the Hampton Roads market, it should shift its emphasis in Richmond from combination stores to Rack & Sack operations because of the relative scarcity of stores using the warehouse format in that area. In addition, the proceeds of the sale allowed the Company to perform needed remodeling and refurbishing of its stores in Hampton Roads. The sale included seven stores operating under the name The Grocery Store, six of which were in the metropolitan Richmond, Virginia area, and one in Charlottesville, Virginia. The sale also included a store under construction in Richmond and certain assets from two additional closed Richmond area stores. The gross proceeds from the Hannaford Transaction were $28.4 million, including the value of inventory and a license and noncompetition agreement.

Store Operations

         Farm Fresh Stores. Approximately 69.4% of the Company's fiscal 1996 sales were generated by its Farm Fresh stores. Farm Fresh stores average 33,300 square feet and carry approximately 40,000 individual items of inventory ("SKUs"). The Farm Fresh stores are designed to encourage one-stop shopping, and typically offer a full line of traditional grocery items, carry selected higher margin non-food items, and generally feature specialty departments such as salad bars, delicatessens, floral shops, hot food shops, catering services, bakeries, fresh seafood departments, video rentals, and, in most cases, prescription pharmacies and full service branch banks. The stores' specialty departments are designed to provide a high level of personal service. In 1996, specialty departments generated 21.8% of sales and 29.1% of gross profit, respectively, at Farm Fresh stores.

         Farm Fresh is a leading advertiser among supermarkets in the Hampton Roads region and uses weekly newspaper ads, special circulars, billboards, radio and television. The Company's advertising stresses Farm Fresh's image as "Virginia's Grocery Store," and emphasizes freshness, product variety and certain specially priced products. Suppliers help to defray the cost of advertising through cooperative advertising programs.

         Rack & Sack Stores. In 1992, using its experience in operating previous warehouse formats, the Company developed a new strategy for its super warehouse stores. This strategy was designed to strengthen the Company's ability to compete with warehouse clubs, military commissaries, deep discount drugstores and mass merchandisers by featuring price sensitive grocery items at discount prices. The Company operates its super warehouse stores under the name Rack & Sack to highlight the discount nature of the super warehouse stores. To offer the lowest prices to customers, Rack & Sack stores carry products purchased at large discounts, causing store offerings to vary depending on product availability. Rack & Sacks do not charge fees or restrict shopping to members as do many warehouse clubs. Virtually all advertising reinforces Rack & Sack's warehouse image.

         The Company currently operates 9 super warehouse stores under the name Rack & Sack, 6 in Hampton Roads, 1 in Richmond and 2 in the Shenandoah Valley. Rack & Sacks average 55,000 square feet of selling space and carry approximately 20,000 SKUs. Rack & Sacks operate at higher volumes but with less customer service and lower margins compared to the Company's Farm Fresh stores. In 1996, the Company's Rack & Sack stores generated approximately 21.7% of the Company's total sales.

         3 Stores, 1 Roof. The Company markets 4 stores (one of which was opened in 1997) as 3 Stores, 1 Roof, 1 in Hampton Roads, 2 in Richmond and 1 in the Shenandoah Valley. The 3 Stores, 1 Roof average 69,000 square feet of selling space and carry approximately 46,000 SKUs. 3 Stores, 1 Roof combine an expanded perishables presentation, a super warehouse store and an expanded discount drug store/pharmacy. In 1996, these stores generated approximately 8.9% of the Company's total sales.

Purchasing and Distribution

         Richfood Supply Agreement. Farm Fresh has a supply agreement (the "Supply Agreement") with Richfood, Inc. ("Richfood'), its principal supplier, which expires in 2001. The Supply Agreement requires that Richfood provide Farm Fresh with products on its most favorable pricing terms and that Richfood maintain inventories of products sufficient to satisfy the needs of the Company. The Supply Agreement was amended in connection with the Safeway Acquisition. As amended, the Company is required to purchase at least $350 million of products per year adjusted for acquisitions and dispositions by the Company, changes in the Consumer Price Index and certain other factors.

         Distribution Center. The Company owns a 200,000 square foot distribution center in Norfolk, Virginia. The Company's strategy is to directly procure and distribute those items that turn quickly and can be bought at reduced prices, and to purchase slower moving products through Richfood. The Company implements this strategy through the use of its Distribution Center. In April 1991, the Company expanded its Distribution Center activities by beginning self-distribution of produce to help the Company control shrinkage, improve freshness and provide competitive retail prices. This is accomplished by establishing produce requirements at store level, and then scheduling shipments from the distribution center to the stores the same day that the inventory is received. This process enables the Company to deliver the freshest produce to its stores at lower costs. Most other produce distribution facilities order produce, receive it, store it in racks and await orders for the product before shipping the produce out.

Demographics

         The Company's principal market, Hampton Roads, constitutes the largest metropolitan region in Virginia in land size, is its second most populous region, is the home of the United States Navy's Atlantic Fleet, and has the world's largest Naval base. Hampton Roads, with a population of approximately
1.5 million, is the twenty-seventh largest U.S. metropolitan area, and was ranked as the twenty-third fastest growing metropolitan area in absolute terms from 1980 to 1990 according to the 1990 U.S. Census Bureau Report. The economy of this area is largely influenced by major United States military installations and extensive port activity. Shipbuilding and ship repair, a diversified industrial base and tourism also contribute significantly to the local economy.

         Eighteen military bases and four military command headquarters, including Naval Base Norfolk, the world's largest navy base, are located in the area. In August 1991, 136,800 persons or 23.3% of the total labor force in Hampton Roads were employed by the government through the military or military-related employers. Military employees, retirees and dependents make up 28.9% of the total population. Although the region has diversified its economic base, government jobs and government contractors still pay one-third of the salaries for the region's workers. Although the military presence to date has been generally favorable for the Hampton Roads economy, during the period of massive troop deployments for the Persian Gulf War in late 1990 and early 1991, the region suffered a temporary but dramatic population loss (totaling an estimated 75,000 persons or 5.4% of the Hampton Roads population, including military personnel and dependents) and an accompanying decline in consumer spending.

         In 1993, the Federal government approved the BRAC Commission's list of proposed base closures. In this proposal, the BRAC Commission voted to close three military facilities, which was projected to cost the Hampton Roads area approximately 5,400 civilian and military jobs. However, the BRAC Commission ultimately voted to expand a number of Hampton Roads bases in connection with operations being relocated to Hampton Roads after the closure of other bases in other parts of the country and the consolidation of affected personnel and their dependents at larger installations like those in Norfolk. Any closure recommendations in future years that result in a decrease in the number of military personnel and related civilian jobs in the region could negatively impact the Hampton Roads area in general and the Company's sales in particular. In particular, the BRAC Commission is expected to consider additional base closures in the future, and it is likely the Hampton Roads area will be affected by those actions. Moreover, a substantial portion of the labor force in the Hampton Roads area is employed in the civilian shipbuilding and repair industry, and any significant decline in the number of ships to be retained in the United States Navy could lead to further negative impacts on the area's economy.

         Richmond, the capital of Virginia, is the Commonwealth's largest financial, manufacturing, and distribution center. Richmond is headquarters for more than 35 major corporations, including 8 Fortune 500 companies and 15 Fortune 1000 companies. With a population of approximately 758,000, Greater Richmond was ranked as the fifty-third fastest growing metropolitan area from 1980 to 1990 according to the 1990 U.S. Census Bureau Report.

Competition

         The retail food industry is a highly competitive, low-margin business and includes national, regional and local supermarket chains, local independent operators, wholesale clubs, convenience stores, and mass merchandisers that carry food products. Discount retailers, led by membership warehouses, have become increasingly competitive over the past five to six years. Significant factors that affect competition among food retailers include convenient store locations, price, service, cleanliness and product quality and variety. The Company's Farm Fresh stores compete, to a lesser extent, with video rental chains, drug store operators, local delis, bakeries and floral operators.

         The Company's principal competitors have greater financial, distribution and marketing resources than the Company, and could use those resources to take steps which could adversely affect the Company's competitive position and financial performance. The Company's ability to compete also is adversely affected by its level of indebtedness, limitations imposed by its existing debt agreements, including the Revolving Credit Facility, and limitations imposed by the Indentures governing the Holding Company Notes and the Notes ("Indentures").

         In Hampton Roads, the Company's direct supermarket competitors and their respective share of traditional supermarket sales as reported in the June 1996 issue of Food World, include Food Lion, Inc. ("Food Lion") (37%); The Great Atlantic and Pacific Tea Company, Inc. ("A&P") (7%); Bonnie Be-Lo Markets, Inc., a regional grocery chain (4%); Winn Dixie Stores, Inc. ("Winn Dixie") (2%) and a number of independent operators. In Hampton Roads, the Company also competes with the U.S. military commissaries which are available to military personnel, retirees and their dependents. During 1995, Hannaford Bros., a publicly held supermarket chain, began opening stores in both the Richmond and Hampton Roads markets. Harris Teeter, also a publicly held supermarket chain, entered the Hampton Roads market in 1996. Additionally, both Wal-Mart and KMart have opened "supercenters" in Hampton Roads and in Richmond. Supercenters contain full supermarket operations in addition to a full line discount mass merchandise store. In 1996, competitors opened a total of eight new stores in Hampton Roads, and approximately eight additional new stores are expected to open in 1997. The increased competitive environment in the Hampton Roads market resulting from the infusion of these new competitors led to a decline in the Company's same store sales in 1996 and constitutes a significant continuing challenge to the Company.

Seasonality

         The Company's fiscal year ends on the Saturday closest to December 31, and is divided into 13 four-week periods for accounting purposes. Therefore, the first three quarters are comprised of three periods (twelve weeks) and the fourth quarter is comprised of four periods (sixteen weeks). Every five years, the Company's fiscal year is 53 weeks in length. In a 53-week year, the fourth quarter consists of seventeen weeks. For the 52 weeks ended December 28, 1996, the average percentage of sales occurring in each of the four quarters was 23%, 24%, 24% and 29%, respectively, compared to 24%, 24%, 24% and 28%, respectively, for fiscal 1995. Profitability varies by quarter due to the timing of holidays and the annual influx of summer tourists. For the 52 weeks ended December 28, 1996, and December 30, 1995, the average percentage of EBITDA occurring in each of the four quarters was 22%, 26%, 23% and 29%, respectively.

Employees

         Farm Fresh employs approximately 6,300 people, 71% of whom work part time. The predominantly part-time work force is typical of the grocery industry, and permits the Company to minimize its labor costs while maximizing its scheduling flexibility. Farm Fresh maintains competitive employee benefit programs which include health coverage, paid vacations, holidays, a 401(k) retirement savings plan and tuition reimbursement.

         Intermittently since 1986, Farm Fresh has been one of the targets of a campaign by Local 400 of the United Food and Commercial Workers Union, AFL-CIO, CLC, Local 400 (the "UFCW" or "the Union") to organize its nonsupervisory employees. To date, the Union has filed only one petition for an election with the National Labor Relations Board. That election, limited to a small group of employees in one of the Company's bakery operations, was won by the Company in August of 1990.

         In connection with the Safeway Acquisition, Safeway obtained a favorable vote from its employees, who were represented by the UFCW, to waive certain provisions of their Union contract in exchange for a severance package. Farm Fresh later hired many of these employees to work in its Richmond area stores. Shortly after the Safeway Acquisition, the Union engaged in sporadic informational picketing at a number of Richmond area stores, protesting the Safeway Acquisition. In June 1994, the Union announced an attempt to organize employees at some or all of Farm Fresh's Richmond area stores. Subsequently, the Union engaged in intermittent picketing and solicitation at a number of these stores, most of which were sold in the Hannaford Transaction in September 1995. To date, no election petition has been filed, and the Union's activities have had no material effect on sales or operations. Management cannot predict whether any election petition will be filed in the future or the scope of such a petition.

         Management does not believe that the Union has the support of Farm Fresh's employees, as evidenced by the Union's lack of past organizing success and failure to petition for an election in any significant unit of Farm Fresh employees. Management continues to oppose actively the Union's organizing efforts. There can be no assurance, however, that the Union will not be successful in obtaining a sufficient showing of interest to warrant an election.

         If the Union were successful in an election in a significant unit of Farm Fresh employees, the Company could be adversely affected as a result of collective bargaining negotiations. However, management believes that its current wages and benefits do not differ materially from prevailing rates in its market areas.

Trademarks and Service Marks

         The Company protects its intellectual property through the use of trademarks and service marks. The Company has received a United States registered trademark for "Farm Fresh," and a Virginia registered trademark for "Rack & Sack." Certain governmental licenses and permits, including alcoholic beverage licenses, health permits and various business licenses, are necessary in the Company's operations. The Company believes it has all material licenses and permits necessary to enable it to conduct its business.

Recent Developments Regarding Revolving Credit Facility

         In 1996, the lenders under the Revolving Credit Facility and the Company agreed to renew the facility. The renewal extended the expiration date of the Revolving Credit Facility from December 1996 until January 13, 1998, removed the requirement to maintain certain ratios, including a leverage ratio, a ratio of earnings to fixed charges and an interest coverage ratio, and also removed the minimum net worth requirement. Under the terms of the renewal, the Revolving Credit Facility continues to bear interest at the same rate as the initial facility, subject to adjustment under certain circumstances for changes in operating performance. In addition, the Company is required to maintain a minimum level of cash flow and to limit capital expenditures, as well as maintain a monthly average undrawn availability of $2.0 million. The renewal also waived the Company's noncompliance as of December 30, 1995 with the minimum fixed charge coverage ratio covenant contained in the Revolving Credit Facility, which would have allowed the lender to demand repayment of all borrowings under the Revolving Credit Facility. In February 1997, the lender also waived the Company's breach in fiscal 1996 of the covenant in the Revolving Credit Facility limiting capital expenditures. The Company's capital expenditures in fiscal 1996 were $21 million, which exceeded the maximum of $18 million allowed under the facility. In connection with this waiver, the Revolving Credit Facility was amended to limit the Company's capital expenditures in fiscal 1997 to $8 million, however, this amount has been further reduced to $6 million as described below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Company recently entered into an additional amendment to the Revolving Credit Facility that amends certain covenants. Specifically, the amendment revises the definition of "EBITDA" to provide that such term as used in the Revolving Credit Facility shall not take account of up to an additional $2 million of non-cash charges applicable to the write down of assets in connection with the closing of a Farm Fresh store. The amendment also modifies the covenant related to the Company's required EBITDA. Specifically, the amendment reduces the Company's required EBITDA for the four quarters ended June 14, 1997 and September 6, 1997 from $39 million and $40.5 million, respectively, to $37.5 million each and reduces the required EBITDA for the four quarters ended December 27, 1997 from $42 million to $40 million. Finally, the amendment also modifies the covenant limiting the capital expenditures that the Company can incur, reducing such amount for fiscal 1997 from the $8 million that was provided for in the February 1997 amendment to $6 million.

Potential Inability of FF Holdings to Make Cash Interest Payment on Holding Company Notes

         FF Holdings is a holding company with no independent operations from the Company. As a result, the ability of FF Holdings to pay interest or dividends is dependent upon the Company's ability to pay dividends to FF Holdings in an amount sufficient to satisfy such obligations. The ability of the Company to pay these dividends will be dependent upon the Company's future performance and its ability to refinance or restructure its existing debt, including the Revolving Credit Facility, which terminates in January 1998. Assuming FF Holdings elects to pay interest through the October 1, 1997 interest payment date by distributing additional Holding Company Notes in a principal amount equal to the interest then due, FF Holdings will be required to make level, semi-annual cash interest payments of $7.1 million each or $14.1 million annually, to noteholders beginning on April 1, 1998, through the maturity date of the Holding Company Notes. Even in the unlikely event that the Company had sufficient cash flow to pay the required dividends to FF Holdings, covenants in the Indentures and other instruments evidencing the Company's debt obligations will restrict the Company's ability to make cash dividend payments to FF Holdings. Assuming the Company were unable to make cash dividends to FF Holdings, FF Holdings would be unable to pay cash interest on the Holding Company Notes and would go into default under the FF Holdings Indenture. In the event of such a default, the trustee would be entitled to exercise all of its rights under the Indenture for the Holding Company Notes, including the acceleration of the principal of the notes. It is also possible that such an event could lead the FF Holdings noteholders to acquire a controlling interest in the Company, which could in turn trigger a "Change of Control" as defined in the Company's Indentures. A change of control would require the the Company to offer to repurchase the Notes resulting in the effective acceleration of the maturity of the Notes. There can be no assurance that the Company would be able to finance such a repurchase. If it were not able to finance such a repurchase, then the Company would be in default under its Indentures.

         In anticipation of the potential inability of FF Holdings to pay interest on the FF Holdings obligations in April 1998 and the possible foreclosure of the FF Holdings' noteholders on the common stock of the Company, management of the Company is currently exploring strategic alternatives. The Company has engaged an investment banking firm to assist in this process. There can be no assurance that the Company will be able to secure sufficient capital to enable it to meet its obligations in the event of an accleration of the Notes. In that event, the Company may be required to enter into some form of reorganization.

Dependence on Revolving Credit Facility; Potential Violations of Covenants

         The Revolving Credit Facility requires the Company to comply with certain financial and operating covenants including a limitation on indebtedness and liens. The Company's ability to meet such tests and comply with certain other covenants contained in the Revolving Credit Facility will be subject to, among other things, its future performance, which in turn is subject to financial, business and other factors affecting the business and operations of the Company, including factors beyond its control, such as prevailing economic conditions. There can be no assurance that the Company will be able to achieve or maintain the financial ratios contained in the Revolving Credit Facility. Failure to meet such financial tests or other covenants could result in a default thereunder. If any such default were not remedied, or waived, within the applicable grace period, if any, the lenders under the Revolving Credit Facility would be entitled to declare the amounts outstanding thereunder due and payable, accelerate the payment of all such amounts and foreclose upon the assets of the Company (which include all of the Company's accounts receivable, inventory and substantially all of its other assets) collateralizing such payment. While the lenders have waived Company events of default in the past, there can be no assurance that future events of default would be waived. For information regarding previous defaults by the Company of various covenants in the Revolving Credit Facility, see "Recent Developments Regarding Revolving Credit Facility" above.

Limitations on Capital Expenditures

         The Company's long term prospects depend in part on its ability to make necessary capital expenditures, including expenditures incurred in connection with remodeling or reformatting existing stores and building new stores. The Company has opened one new store in 1997 for which construction was begun in 1996. The Company does not intend to commence any further new store construction for the remainder of 1997, but will continue its maintenance capital program. Capital expenditures for fiscal 1997 are limited to $6 million under the Revolving Credit Facility, compared to $21 million that was spent on capital expenditures in fiscal 1996. Due to the significant investment in capital expenditures for the last several years, the Company believes that this reduction of capital expenditures for 1997 will not substantially impact current operations. However, in the long term, if capital expenditures are substantially reduced, management believes that the Company's operations and ultimately its cash flow would be adversely impacted. See "Item 1. Business - Recent Developments Regarding Revolving Credit Facility" and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 2.  Properties

         The Company's stores are located in the Hampton Roads, metropolitan Richmond and Shenandoah Valley areas of Virginia, The majority of the Company's facilities are leased. The Company owns nine stores (two of which are operated under long-term ground leases, with the Company owning the improvements at such locations) and its Distribution Center, which, along with fixtures and equipment, secure the Revolving Credit Facility.

         The leased stores are generally on long-term leases. All but one of the leases which expire in the next five years have renewal options. The 40 leased stores are operated under 14 operating leases and 26 capital leases. A typical store lease has a term of 20 years with several five-year renewal options. The majority of these leases are net of utilities, insurance and taxes and many provide for fixed minimum rentals with additional percentage rental triggered at various sales levels. All stores are either in strip centers or are free standing and all have ample parking. Farm Fresh owns substantially all of the fixtures and equipment used in both its leased and owned stores and owns substantially all of its office equipment and furniture and fixtures.

         The Company's executive office is located at 7530 Tidewater Drive, Norfolk, Virginia 23505, and its telephone number is (757) 480-6700.

Item 3.  Legal Proceedings

         From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company is not now engaged in any such legal proceedings that are expected individually or in the aggregate to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         This item is not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         FF Holdings is the sole shareholder of the Company and the Company's stock is not publicly traded.

Item 6.  Selected Consolidated Financial Data


The following table sets forth selected consolidated financial data derived from the audited consolidated financial statements of the Company. The financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto, included elsewhere in this document.


                                                         Year Ended(a)   Year Ended(a)  Year Ended(a)  Year Ended(a)   Year Ended(a)
                                                          January 2,      January 1,      December 31,  December 30,    December 28,
                                                             1993            1994            1994           1995            1996
                                                             ----            ----            ----           ----            ----
                                                                        (dollars in thousands except statistical data)
Statement of Loss Data:
     Sales                                                 $ 672,407      $  741,182      $  885,883     $  885,087     $  761,494
     Cost of sales                                          (508,602)       (561,167)       (677,542)      (674,776)      (583,521)
                                                            --------       ---------       ---------      ----------     ----------

                  Gross profit                               163,805         180,015         208,341        210,311        177,973

     Depreciation and amortization                           (19,346)        (22,220)        (24,955)       (21,750)       (20,678)
     Other selling, general and administrative expenses     (124,231)       (140,330)       (167,527)      (164,340)      (138,607)
     Store closure and other charges                          (8,123)         (7,186)             -          (2,635)        (1,497)
     Write down of long-lived assets to be disposed(b)            -               -               -          (7,231)        (2,756)
     Interest expense                                        (21,409)        (29,315)        (35,150)       (35,231)       (34,547)
     Gain on sale of Nick's stores                             1,953              -               -              -
     Loss on disposition of assets                                -           (1,923)           (396)        (4,376)          (538)
     Other, net                                                  285             226              99           (702)           322
                                                            --------       ---------       ---------      ----------     ---------

                  Loss before income taxes                    (7,066)        (20,733)        (19,588)       (25,954)       (20,328)
     Income tax settlement                                    (1,400)(c)          -               -              -              -
                                                            ---------      ---------       ---------      ---------      --------

                  Net loss                                 $  (8,466)     $  (20,733)     $  (19,588)    $  (25,954)       (20,328)
                                                            =========      ==========      ==========     ==========     ==========

     Deficiency of earnings to fixed charges(d)            $  (7,066)     $  (20,733)     $  (19,588)    $  (25,954)       (20,328)

Balance Sheet Data (end of period):
     Total assets $                                          232,637      $  261,106      $  256,289     $  207,903        198,709
     Total long-term debt, less current portion              223,206         263,291         272,876        257,199        265,623
     Stockholder's deficit                                   (62,385)(e)     (80,685)        (97,993)      (123,970)      (144,127)

Other Operating Data:
     EBITDA(f)                                             $  40,178      $   40,256      $   41,184     $   46,097     $   39,717
     EBITDA margin                                              5.98%           5.43%           4.64%          5.21           5.22%
     Interest coverage ratio                                     1.9             1.4             1.2            1.3            1.2
Capital expenditures(g)                                       16,703          29,753           8,063         17,346         18,329


Store Data:
     Combination and super warehouse stores
        open at end of period                                     54              65              66             52             49
     Stores opened or acquired during the year                     8              18               2              1              1
     Stores closed or sold during the year                         1               6               1             15              4
     Stores remodeled during the year                              4               8               -              5              3

---------------------

(a) The Company's fiscal year is based on a 52-53 week fiscal year ended on the Saturday nearest to December 31. The year ended January 2, 1993 included 53 weeks.

(b) The Company implemented Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) in 1995 and recorded a charge related to assets held for disposal. Implementation of Statement 121 had no impact on assets to be held and used.

(c) The $1,400 income tax settlement reflected in the year ended January 2, 1993 represents the settlement of the IRS audits of the Company's 1986 through 1989 tax returns.

(d) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent loss before income taxes and fixed charges less interest capitalized during the period. "Fixed charges" consist of interest expense, amortization of deferred financing costs and one-third of all rentals, representing the portion of rental expense attributable to interest. Earnings were insufficient to cover fixed charges for all periods presented.

(e) In conjunction with the Recapitalization, the Company paid a dividend of $31,974 to FF Holdings.

(f) EBITDA is calculated as gross profit less selling, general and administrative expenses plus depreciation and amortization, the LIFO adjustment, other noncash expenses and interest income as presented in the Company's financial statements. For 1992, other expenses include noncash income ($395) and an insurance premium adjustment ($1,089) related to actual casualty experience for the years 1989 through 1991. There were no similar noncash expenses reflected in the EBITDA calculation for any other period presented. EBITDA is not intended to equate to cash flow from operations or to represent an alternative to net income or any other measure of performance under generally accepted accounting principles.

(g) Capital expenditures include purchases reflected on the Company's consolidated statement of cash flows plus property and equipment purchased in conjunction with store acquisitions. Assets obtained under new capital leases are not reflected.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K. The Company's fiscal year ends on the Saturday closest to December 31, and is divided into 13 four-week periods for accounting purposes. Therefore, the first three quarters are comprised of three periods (twelve weeks) and the fourth quarter is comprised of four periods (sixteen weeks).

Comparison of 52 Weeks Ended December 28, 1996 with 52 Weeks Ended December 30, 1995

         Sales. Sales for the 52 week period ended December 28, 1996 were $761.5 million, a decrease of 14.0% over the $885.1 million in 1995. Same store sales decreased 2.2% in fiscal 1996 consisting of increases of 3.4% and 0.2% in the first and second quarters and decreases of 4.3% and 6.2% in the third and fourth quarters. The decrease in sales was attributable in large part to the closure of six combination stores, primarily in the fourth quarter of 1995, and the sale of 10 combination stores to Hannaford Bros. in September 1995. The Company also sold two combination stores and closed two combination stores in 1996. The decrease in same store sales was attributable to increased competition in the Company's principal market resulting from the opening of eight new stores by competitors.

         Cost of Sales. Cost of sales for the 52 week period ended December 28, 1996 totaled $583.5 million, a decrease of $91.3 million or 13.5% from 1995. Cost of sales was 76.6% of sales in 1996 as compared to 76.2% of sales in 1995. This increase in cost of sales as a percentage of sales is due to increased volume in the Company's super warehouse stores, which operate at lower margins compared to the Company's combination stores and promotional markdowns taken in response to the increased competition in the Company's principal market as described above.

         Depreciation and Amortization. Depreciation and amortization amounted to $20.7 million for the 52 weeks ended December 28, 1996, a decrease of $1.1 million or 5.0% over the 52 weeks ended December 30, 1995. As a percent of sales, depreciation and amortization represented 2.7% and 2.5%, respectively in 1996 and 1995. The decrease in depreciation and amortization is primarily attributable to the Hannaford Transaction and the sale or closure of 6 additional stores in 1995 and 4 additional stores in 1996. The impact of the closures was partially offset by the one new store opened and the five store remodels in each of 1995 and 1996.

         Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the 52 week period ended December 28, 1996 were $138.6 million, a decrease of $25.7 million or 15.6% from the comparable period in 1995. These expenses as a percentage of sales decreased to 18.2% in 1996 from 18.6% in 1995. The decrease in other selling, general and administrative expenses as a percent of sales is primarily due to a decrease in advertising expense due to reduced advertising in the Richmond market and increased vendor-supported advertising.

         Store Closure and Other Charges. During 1996, the Company closed two stores. In conjunction with the closures, the Company accrued $1.5 million of future costs, recorded based on discounted cash flows directly attributable to the closed stores. The costs accrued include rent, taxes, utilities, common area maintenance and other costs associated with the store locations.

         Interest Expense. Interest expense totalled $34.5 million, a decrease of $0.7 million from the comparable period in 1995. The decrease is attributable to a lower average outstanding balance on the Company's revolving credit facility and the conversion of $19.3 million face value of convertible subordinated debentures into $10.3 million in cash during the fourth quarter of 1995 and 1996.

         Write Down of Long-Lived Assets to be Disposed. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121., Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market or discounted cash flow value is required. Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. In 1996, the Company recognized an impairment in value of long-lived assets to be disposed of $2.8 million. The write down related to two stores closed in 1996 and two stores closed in the first quarter of 1997. Two of the four stores are under contract for sale in 1997. In 1995, the Company implemented SFAS No. 121 as described below.

         Loss on Disposition of Assets. The loss on disposition of assets decreased from $4.4 million in 1995 to $0.5 million in 1996. The decrease is primarily attributable to the loss of $2.4 million recorded as a result of the Hannaford Transaction.

         Other, Net. The Company recorded a gain of $0.3 million and $0.4 million on the conversion of $8.7 million and $10.5 million at face value of convertible subordinated debentures during 1996 and 1995, respectively. In addition, during 1995, Virginia Supermarkets, Inc., an entity in which the Company had a $1.1 million investment in preferred stock, was sold. As a result, the Company wrote off its investment in the preferred stock.

Comparison of 52 Weeks Ended December 30, 1995 with 52 Weeks Ended December 31, 1994.

         Sales. Sales for the 52 week period ended December 30, 1995 were $885.1 million, a decrease of 0.1% over the $885.9 million in 1994. Same store sales increased 3.2% in fiscal 1995 consisting of an increase of 3.2%, 2.1%, 3.2% and 4.2% in the first, second, third and fourth quarters, respectively. The increase in same store sales was fully offset by the closure of six combination stores, primarily in the fourth quarter, and the sale of 10 combination stores in the Hannaford Transaction. See "Item 1. Business."

         Cost of Sales. Cost of sales for the 52 week period ended December 30, 1995 totaled $674.8 million, a decrease of $2.7 million or 0.4% from 1994. Cost of sales was 76.2% of sales in 1995 as compared to 76.5% of sales in 1994, primarily due to improvement in shrinkage.

         Depreciation and Amortization. Depreciation and amortization amounted to $21.8 million for the 52 weeks ended December 30, 1995, a decrease of $3.2 million or 12.8% over the 52 weeks ended December 31, 1994. As a percent of sales, depreciation and amortization represented 2.5% and 2.8%, respectively, in 1995 and 1994. The decrease in depreciation and amortization is primarily attributable to several assets, obtained in conjunction with the acquisition of Farm Fresh in 1988, reaching the end of their assigned useful lives, the sale of 10 stores in the Hannaford Transaction in September 1995 and the closure of 6 additional stores in 1995.

         Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the 52 week period ended December 30, 1995 were $164.3 million, a decrease of $3.2 million or 1.9% from the comparable period in 1994. These expenses as a percentage of sales decreased to 18.6% in 1995 from 18.9% in 1994. The decrease in other selling, general and administrative expenses as a percent of sales is primarily due to a decrease in salaries and other payroll costs due to a change in mix from the combination to the super warehouse store format. Super warehouse stores, which contributed 21% of total sales in 1995 and 15% of total sales in 1994, are less labor intensive than the service oriented combination store format.

         Store Closure and Other Charges. During 1995, the Company closed six stores. In conjunction with the closures, the Company accrued $2.6 million of future costs, recorded based on discontinued cash flows, directly attributable to the closed stores. The costs accrued included rent, taxes, utilities, common area maintenance and other costs associated with the store locations.

         Interest Expense. Interest expense remained consistent at $35.2 million for the 52 week periods ended December 30, 1995 and December 31, 1994.

         Loss on Disposition of Assets. Loss on disposition of assets totalled $4.4 million, an increase of $4.0 million over 1994. In September 1995, the Company sold 10 stores, three of which had been previously closed, in the Hannaford Transaction for gross proceeds of $28.4 million. A $2.5 million loss was recorded pertaining to the sale. The remainder of the increase is primarily due to the write off of leasehold improvements and leasehold rights in closed stores.

         Write Down of Long-Lived Assets to be Disposed. The Company adopted Statement 121 in 1995. Upon evaluation of the carrying value of its assets held for disposal, the Company wrote down certain assets by $7.2 million. Implementation of Statement 121 had no impact on assets to be held and used.

         Other, Net. During 1995, Virginia Supermarkets, Inc., an entity in which the Company had a $1.1 million investment in preferred stock, was sold. As a result, the Company wrote off its investment in the preferred stock. The effect of the write down was partially offset by a gain of $0.4 million on the conversion of $10.5 million at face value of convertible subordinated debentures.

Inflation

         The Company's cost of sales is affected by a number of factors that are beyond the Company's control, including the cost of merchandise, the competitive climate and general and regional economic conditions. As is typical in the retail food industry, the Company has generally been able to maintain margins by adjusting its selling prices, but competitive conditions may, from time to time, render it unable to do so while maintaining or increasing its market share.

Liquidity and Capital Resources

         Liquidity. The Company is highly leveraged. As of December 28, 1996, the Company had total long-term debt of $265.6 million and a stockholders' deficit of $144.1 million.

         Cash flow from operations as well as amounts available under the Revolving Credit Facility represent the Company's primary sources of short-term liquidity. At December 28, 1996, the Company had approximately $15.7 million available under the Revolving Credit Facility subject to certain borrowing base limitations, less $4.0 million reserved for the redemption of the convertible subordinated debentures and $1.1 million reserved due to outstanding letters of credit. The Indentures and the Revolving Credit Facility impose operating and financial restrictions on the Company. Such restrictions limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, repay indebtedness prior to its stated maturity, create liens, sell assets, engage in mergers or acquisitions, make certain capital expenditures, enter into capital leases and/or pay dividends. In particular, certain covenants in the Indentures limit, with certain exceptions, the Company's ability to incur additional indebtedness if, after giving effect to such additional indebtedness, the Company's interest coverage ratio would be less than or equal to 2.25:1. The Company's interest coverage ratio is currently less than 2.25:1 and is anticipated to remain so in the foreseeable future; accordingly, the Company's ability to incur additional debt will be limited by these covenants, and the Company's ability to make strategic acquisitions or take other actions could be restricted.

         The Company is current in the payment of all of its existing principal and interest payments on its indebtedness including the cash interest payment made April 1, 1997 on its Senior Notes and Series A Notes. However, the Company will require substantial cash flow to meet its future interest and principal repayment obligations under the Senior Notes, the Series A Notes, and other indebtedness. See the Company's Consolidated Financial Statements included elsewhere herein for specific information regarding such repayment obligations.

         Cash flows from the Company's operating, investing and financing activities for the 52 weeks ended December 28, 1996 and December 30, 1995, are disclosed in the accompanying consolidated statements of cash flows. In the 52 weeks ended December 28, 1996, the Company's operating activities generated $9.3 million in cash as compared to the $3.7 million generated in the corresponding period in 1995. This increase is primarily attributable to the increase in cash flow generated from changes in working capital.

         The Company used $13.4 million in cash in its investing activities in 1996 as compared to the $7.7 million in cash provided in the corresponding period in 1995. This fluctuation is primarily a result of the decrease in proceeds generated from the sale of assets of $24.1 million. As described above, the Company received proceeds of $28.4 million from the Hannaford Transaction in 1995. In 1996, the Company sold two operating stores and one store and one parcel of land included in assets held for sale for proceeds of approximately $4.0 million. The Company also completed a sale leaseback of equipment for proceeds of $0.9 million. In addition, in 1996 the Company opened one new store, remodeled or reformatted five stores and replaced existing equipment and fixtures in existing stores at a cost of $18.3 million. In 1995, the Company opened one new store, remodeled or reformatted five stores and replaced existing equipment and fixtures at existing stores at a cost of $17.1 million as well as acquired the assets of a Drug Emporium franchise at a cost of $4.3 million.

         In the 52 weeks ended December 28, 1996, the Company provided $3.0 million in cash in its financing activities as compared to $16.1 million used in the corresponding period in 1995. This fluctuation is primarily due to the net borrowings against the revolving credit facility in 1996 as compared to net repayments made in 1995 using the proceeds from the Hannaford Transaction.

         On a consolidated basis, the Company's earnings were insufficient to cover fixed charges incurred for the year ended December 28, 1996 by $20.3 million. See "Item 6. Selected Consolidated Financial Data." This deficiency is due to the net loss incurred by the Company.

         FF Holdings is a holding company with no independent operations from the Company. As a result, the ability of FF Holdings to pay interest or dividends is dependent upon the Company's ability to pay dividends to FF Holdings in an amount sufficient to satisfy such obligations. The ability of the Company to pay these dividends will be dependent upon the Company's future performance and its ability to refinance or restructure its existing debt, including the Revolving Credit Facility, which terminates in January 1998.. Assuming FF Holdings elects to pay interest through the October 1, 1997 interest payment date by distributing additional Holding Company Notes in a principal amount equal to the interest then due, FF Holdings will be required to make level, semi-annual cash interest payments of $7.1 million each or $14.1 million annually, to noteholders beginning on April 1, 1998, through the maturity date of the Holding Company Notes. Even in the unlikely event that the Company had sufficient cash flow to pay the required dividends to FF Holdings, covenants in the Indentures and other instruments evidencing the Company's debt obligations will restrict the Company's ability to make cash dividend payments to FF Holdings. Assuming the Company were unable to make cash dividends to FF Holdings, FF Holdings would be unable to pay cash interest on the Holding Company Notes and would go into default under the FF Holdings Indenture. In the event of such a default, the trustee would be entitled to exercise all of its rights under the Indenture for the Holding Company Notes, including the acceleration of the principal of the notes. It is also possible that such an event could lead the FF Holdings noteholders to acquire a controlling interest in the Company, which could in turn trigger a "Change of Control" as defined in the the Company Indentures. A change of control would require the Company to offer to repurchase the Notes, requiring an effective acceleration of the maturity of the Notes. There can be no assurance that the Company would be able to finance such a repurchase. If it were not able to finance such a repurchase, then the Company would be in default under its Indentures.

         In anticipation of the potential inability of FF Holdings to pay interest on its obligations in April 1998 and the possible acquisition by the FF Holdings' noteholders of a controlling interest in the Company, management of the Company is currently exploring strategic alternatives. There can be no assurance that the Company will generate sufficient capital to meet its obligations. In that event, the Company may be required to enter into some form of reorganization.

         The following table summarizes the Company's estimated debt service and net budgeted capital expenditures for fiscal 1997.


                                                                  (in thousands)
         Budgeted capital expenditures                                $5,000
         Sale of assets                                               (3,300)
         Interest expense                                             34,000
         Principal repayments of obligations under                     3,000
           capital leases
         Principal repayments of notes payable                           800
         Payments under closed store and restructuring                 1,900
           accruals, net of imputed interest                          ------
                                                                     $41,400
                                                                      ------

         Beginning April 1, 1997 the Company implemented a new short-term business strategy to improve its financial performance and liquidity. The focus is to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores.

         The Company plans to fund capital expenditures with cash generated from operations and amounts available under the Revolving Credit Facility. During 1997, the Company has opened one super warehouse store at a cost of approximately $7.5 million, most of which was incurred in 1996. In addition to these expenditures, management estimates it will spend approximately $2.5 million in 1997 on maintenance capital in existing stores. The Company does not intend to commence any further new store construction in 1997. In the near term, the Company believes that a reduction or postponement of its new store program will not substantially impact current operations. However, in the long-term, if this program is substantially reduced, management believes that the Company's operations and ultimately its cash flow would be adversely impacted.

         At December 28, 1996, the Company reflected three closed stores and several parcels of undeveloped land as assets held for sale on its balance sheet at the estimated net realizable value of the assets less costs to sell of $10.0 million. One of the closed stores is currently under lease. In addition, the Company sold one parcel of land for gross proceeds of $1.7 million during the first quarter of fiscal 1997 and has an additional parcel under contract for a sales price of $1.0 million. Management is pursuing the sale of the remaining assets.

         The Company's relationship with its suppliers is an important component of its liquidity. During the period of time that strategic alternatives are explored, as discussed above, management expects that credit terms with suppliers will remain substantially consistent with past practices. However, if credit with its major suppliers is curtailed, the Company's liquidity would decrease.

          Based on the Company's ability to generate working capital through its operations and amounts available under the Revolving Credit Facility, the Company believes that it has sufficient liquidity and financial resources to meet its obligations for fiscal 1997.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements are included in Exhibit 99.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This item is not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Directors and Executive Officers of the Company

         The following table sets forth the names, ages, and titles of the directors and executive officers of the Company:

     Name                          Age                        Title                                Director Since
     ----                          ---                        -----                                --------------
Michael E. Julian, Jr.              46     Director, Chairman of the Board                               1988

Ronald E. Johnson                   47     Director, President and Chief Executive Officer               1994
Keith E. Alessi                     42     Director                                                      1993
Vincent J. Mastracco, Jr.           57     Director                                                      1986
Barton J. Winokur                   57     Director                                                      1993
Stuart L. Agranoff                  48     Director                                                      1997
Richard D. Coleman                  42     Executive Vice President - Administration; Chief               --
                                           Financial Officer
Jeffrey P. Thomas                   37     Senior Vice President - Operations                             --
Stephen R. Harmon                   43     Senior Vice President - Merchandising                          --

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Background and Experience

         Effective March 4, 1997, Mr. Julian resigned as President and Chief Executive Officer of the Company to become President and Chief Executive Officer of Jitney-Jungle Stores of America, Inc. ("Jitney Jungle"), a supermarket chain in Mississippi. Mr. Julian continues to serve as Chairman of the Board, a position he has held since September 1988. He joined the Company as Executive Vice President and Chief Operating Officer in 1987, and served as Chief Executive Officer from 1988 until 1997, and as President from 1992 until 1997. Mr. Julian served as Executive Vice President and Chief Operating Officer of Richfood from 1986 to 1987. He previously was a principal in a food consulting firm and held various management positions in a regional supermarket company.

         Mr. Johnson was appointed President and Chief Executive Officer of the Company effective March 4, 1997. He had joined the Company as Vice President in 1988 and was named Senior Vice President - Operations in 1990, Senior Vice President - Operations and Merchandising in 1993 and Senior Executive Vice-President, Chief Operating Officer in 1994. In January 1995, Mr. Johnson left the Company to serve as Chairman, Chief Executive Officer and President of Kash n' Karry Food Stores, Inc. ("Kash n' Karry"), a Florida supermarket chain, a position he held until January 1997. Mr. Johnson also serves as a director of Jitney-Jungle.

         Mr. Alessi was Vice Chairman, Secretary, Treasurer and Chief Financial Officer of the Company from 1994 until July 1996. He is now Chairman of the Board, President and Chief Executive Officer of Jackson Hewitt Inc., a tax return preparation company. From 1988 through 1992, Mr. Alessi was employed by the Company. He served as President at the time he left the Company. He is also director of Cort Business Services and Shoppers Food Warehouse Corp.

                                     III-1

         Mr. Mastracco is a member of the law firm of Kaufman & Canoles, Norfolk, Virginia, and has been a practicing attorney in Norfolk since 1966. In addition, he is a member of the Crestar Bank Norfolk Metropolitan Board of Directors, and several profit and non-profit corporations. He was a director from 1973 to 1986 of one of the Company's predecessors, Giant Open Air Markets, Inc., a company which merged with Farm Fresh in 1986.

         Mr. Winokur is a partner of Dechert Price & Rhoads and serves as a director of CDI Corporation, Metro Corp., FFFG Holdings/Davco Food, Inc., Alco Health Services Corporation and Alco Health Distribution Corporation.

         Mr. Agranoff has been employed by Citicorp Venture Capital Ltd. ("Citicorp Venture Capital"), an investment group, since 1988, and currently serves as Chief Financial Officer and Vice President. Citicorp Venture Capital is an affiliate of 399 Venture Partners, Inc., which owns common stock of FF Holdings.

         Mr. Coleman was appointed Executive Vice President - Administration and Chief Financial Officer effective March 4, 1997. Prior to joining the Company, Mr. Coleman was employed by Kash n' Karry, serving as Vice President and Controller from 1988 through 1995 and Senior Vice President of Administration and Chief Financial Officer from 1996 until January 1997. Kash n' Karry filed a voluntary petition under federal bankruptcy laws in connection with a "pre-packaged" bankruptcy in November 1994. The plan of reorganization was confirmed by the Bankruptcy Court and became effective in December 1994.

         Mr. Thomas joined the Company in 1981. In 1986, he became a store manager for the Company's first super warehouse store. In 1990, he was appointed district manager for the Company's super warehouse stores. In 1993, he became Vice President - Discount Operations, and in 1995 he became Senior Vice President - Operations.

         Mr. Harmon joined the Company in 1982. In 1988, he became a district manager. In 1990, he was appointed Director of Merchandising and served in that position until 1994, when he was appointed Vice President
- Marketing.  In 1995, he became Senior Vice President - Merchandising.

                                     III-2

Item 11.  Executive Compensation

         Summary Compensation Table. The following table sets forth the compensation earned by the Company's former Chief Executive Officer and certain other current and former executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the 52 weeks ended December 28, 1996.

                                                                                   All Other
                                                         Salary        Bonus      Compensation(a)
                                                        -------        -----      ---------------
Michael E. Julian, Jr.(b)                  1996         $442,122     $150,000         $8,400
Chairman, and Director, former Chief       1995          437,780      200,000          8,400
Executive Officer and President            1994          377,866      100,000          8,400
Keith E. Alessi(c)                         1996         $219,400     $ 30,000         $7,800
Vice Chairman, former Chief                1995          318,354      162,500          7,800
 Financial Officer                         1994          150,000       50,000         56,127(d)
Jeffrey P. Thomas                          1996         $128,751      $30,000         $7,200
Senior Vice President -                    1995          109,732       57,500          6,588
  Operations                               1994           89,159       20,000          5,167
Stephen R. Harmon                          1996         $128,751      $50,000         $6,328
Senior Vice President -                    1995          112,531       57,500          5,537
  Merchandising                            1994           80,872       12,500          4,005

---------------

(a) Includes the Company's matching contribution to the Farm Fresh 401(k) Retirement Savings Plan and life insurance premiums.

(b) Mr. Julian resigned as Chief Executive Officer and President effective March 4, 1997.

(c) Mr. Alessi joined the Company on July 1, 1994 and resigned as Chief Financial Officer effective July 1, 1996.

(d) Includes a $50,000 consulting fee paid to Mr. Alessi for the period from January 1 through June 30, 1994 for consulting services he performed on behalf of the Company.

         Director Compensation. Directors are paid a retainer of $3,750 per quarter. In addition, directors receive $1,000 for attendance in person at regular Board meetings, and $500 for attendance at Committee meetings. Board members receive $500 for any meetings conducted by conference call.

Employment Agreements of Ronald E. Johnson and Richard D. Coleman

         The Company has entered into Employment Agreements with each of Ronald
E. Johnson and Richard D. Coleman (the "Johnson Employment Agreement" and "Coleman Employment Agreement" respectively), both of which became effective as of March 4, 1997.

         Pursuant to the Johnson Employment Agreement, Mr. Johnson is employed as the President and Chief Executive Officer of the Company. The period of Mr. Johnson's employment under the Johnson Employment Agreement is two years unless the agreement is terminated sooner in accordance with its terms. After the initial two year employment period, the Johnson Employment Agreement can be extended on a year-to-year basis unless either the Company or Mr. Johnson gives 180 days written notice that the term of the Johnson Employment Agreement will not be extended. Mr. Johnson's base annual salary under the Johnson Employment Agreement is $400,000 per year. Mr. Johnson is also eligible to participate in an annual cash bonus program which will contain financial performance formulas

                                     III-3
and criteria to be agreed upon by the Company and Mr. Johnson. Pursuant to this bonus program, the Company intends that Mr. Johnson will be eligible to earn $200,000 upon satisfaction of the specified financial performance formulas and criteria. Mr. Johnson is also entitled to an additional bonus payment in the event the Company enters into certain transactions during the term of the Johnson Employment Agreement, including a reorganization under Chapter 11 of the Bankruptcy Code, a consensual settlement or other restructuring between the Company and its holders of indebtedness for borrowed money, or any acquisition of the Company by a third party. Mr. Johnson is also entitled to a severance payment equal to 100% of his base salary in the event his employment is terminated for specified reasons, including an election by the Company to terminate employment without cause or as a result of death or disability. The Johnson Employment Agreement also prohibits Mr. Johnson from disclosing confidential information of the Company to third parties and imposes a noncompetition restriction on Mr. Johnson.

         The terms of the Coleman Employment Agreement are substantially the same as those of the Johnson Employment Agreement except that (i) Mr. Coleman is employed as Chief Financial Officer, (ii) Mr. Coleman's annual base salary is $200,000 per year, (iii) the annual cash bonus program is intended to make Mr. Coleman eligible to earn $100,000 upon satisfaction of specified financial performance formulas and criteria, and (iv) the bonus payable upon the occurrence of certain extraordinary transactions as described above is less than the amount that would be payable to Mr. Johnson.

Employment Agreements of Jeffrey P. Thomas and Stephen R. Harmon

         The Company entered into Executive Employment and Severance Agreements (each an "Employment Agreement") with Jeffrey P. Thomas and Stephen R. Harmon (collectively the "Executives"), each effective as of December 1, 1995. Except with respect to the titles of the Executives and as otherwise described below, the principal terms of each Employment Agreement are the same.

         The Employment Agreements provide that the Executives will receive base and incentive compensation as established from time to time by the Board of Directors at its sole discretion. The initial terms of the Employment Agreements expired November 30, 1996. These Employment Agreements have continued on a year to year term; provided, however, that either the Company or an Executive may terminate the Employment Agreement for any reason effective as of any date after November 30, 1996, upon 180 days written notice. In addition, the Company has the right to terminate employment of an Executive at any time with or without notice for cause (as defined in each Employment Agreement) or if an Executive suffers a disability (as defined in each Employment Agreement).

         Each Employment Agreement provides that upon termination of employment for specified reasons, an Executive is entitled to a severance payment equal to the Executive's average annual base salary during the twelve calendar month period immediately preceding the date of notice of termination. This severance payment is triggered if, and only if, either (i) an Executive's employment is terminated by the Company without cause for reasons other than an Executive's death or disability or (ii) an Executive voluntarily terminates employment for "good reason," which is defined to include a material reduction in an Executive's compensation or employment related benefits, a significant diminishment of an Executive's title, working conditions or management responsibilities, the relocation of the Executive's place of employment beyond a certain mileage radius without the Executive's consent or the occurrence of a "change of control", as also defined in the Employment Agreements.

         The Employment Agreements impose duties on each Executive to maintain the confidentiality of information relating to the organization, business or finances of the Company and further provide that documents in the possession of an Executive and relating to any manner within the scope of the business of the Company are the property of the Company.

                                     III-4

Other Executive Employment Agreements

         On February 6, 1997, the Company entered into employment agreements with seventeen Vice Presidents and District Managers, all of which have substantially the same terms. Under these agreements, an executive generally is entitled to a severance payment equal to six months of base salary in the event employment is terminated, or in some cases regardless of whether employment is terminated, as a result of a change of control of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         All of the outstanding capital stock of the Company is owned by FF Holdings. The authorized common stock of FF Holdings consists of Class A Common Stock, par value $.01 per share ("Class A Common Stock"), Class B Common Stock, par value $.01 per share ("Class B Common Stock"), and Class C Common Stock, par value $.01 per share ("Class C Common Stock" and, together with Class A Common Stock and Class B Common Stock, "FF Holdings Common Stock.") Except as otherwise described herein, all shares of Class A Common Stock, Class B Common Stock and Class C Common Stock are identical and entitle the holders thereof to the same rights, privileges, benefits and notices. Holders of Class A Common Stock may elect at any time to convert any or all of such shares into Class B Common Stock on a share-for-share basis. Holders of Class B Common Stock may elect at any time to convert any or all of such shares into Class A Common Stock, on a share-for-share basis, to the extent the holder thereof is not prohibited from owning additional voting securities by virtue of regulatory restrictions. Class C Common Stock is not convertible. The holders of Class A Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders of FF Holdings and will vote together, as a single class, with the holders of Class C Common Stock who are entitled to 20,000 votes per share. Except as otherwise required by law, holders of Class B Common Stock generally do not possess the right to vote on any matters to be voted upon by the stockholders of FF Holdings.

         The current authorized preferred stock of FF Holdings consists of 700,000 shares of 14.25% cumulative preferred stock with a liquidation value of $100 per share. Holders of the preferred stock have priority with respect to dividend rights and rights on liquidation, winding up, and dissolution over holders of all classes of Common Stock. Except as otherwise required by law, holders of the preferred stock generally do not possess the right to vote on any matters to be voted upon by the stockholders of FF Holdings.

         The following table sets forth as of December 28, 1996 certain information regarding the ownership of shares of each class of equity securities of FF Holdings by each of FF Holdings' directors, all directors and officers as a group, and each person who is known to FF Holdings to beneficially own 5% or more of a class of voting securities of FF Holdings. Except as otherwise discussed below, each of the directors, officers and 5% stockholders has sole voting and investment power with respect to all shares so owned.

                                                                                                                         Percent
                                                                                                                          of All
                             Number of      Percent      Number of        Percent         Number        Percent of       Classes
                              Class A       of Class      Class B         of Class       of Class        Class C           of
                              Common        A Common       Common         B Common       C Common         Common         Common
                              Shares         Shares        Shares          Shares         Shares          Shares         Shares
                            Beneficially   Beneficially  Beneficially    Beneficially   Beneficially   Beneficially   Beneficially
   Name                        Owned          Owned         Owned            Owned         Owned           Owned          Owned
   ----                        -----          -----         -----            -----         -----           -----          ------
Directors and Officers
Ronald E. Johnson                800          1.9%                                        .010             4.2%           0.03%
Keith E. Alessi(a)             4,400         10.6%                                        .055            22.9%           0.2%
Michael E. Julian, Jr.(b)      7,200         17.4%                                        .090            37.5%           0.3%
Vincent J. Mastracco, Jr.         -           -            30,000            1.2%                          -              1.2%
All directors and officers    12,400         29.9%         30,000            1.2%        0.155            64.6%           1.7%
  as a group (9 persons)(c)

Other 5% Stockholders
399 Venture Partners (d)      13,300         32.1%      1,904,389           77.5%                                        76.7%
Farm Fresh, Inc.(c)            1,000          2.4%                                        .075            31.2%           .04%
Trustee for the DBL
 Liquidating Trust(e)          5,000         12.1%         95,000            3.9%                                         4.0%




                                          Number         Percent
                                            of             of
                                         Preferred      Preferred
                                          Shares         Shares
                              Voting   Beneficially   Beneficially
   Name                       Power       Owned          Owned
   ----                       -----       -----          -----
Directors and Officers
Ronald E. Johnson                2.2%      1,107          .6%
Keith E. Alessi(a)              11.9%      6,199         3.2%
Michael E. Julian, Jr.(b)       19.5%     10,144         5.3%
Vincent J. Mastracco, Jr.                  6,514         3.4%
All directors and officers      33.5%     23,964        12.5%
  as a group (9 persons)(c)

Other 5% Stockholders
399 Venture Partners (d)        28.7%    145,709        76.1%
Farm Fresh, Inc.(c)              5.4%      2,838         1.5%
Trustee for the DBL
 Liquidating Trust(e)           10.8%


(a) The address of such beneficial owner is 4575 Bonney Road, Virginia Beach, Virginia 23462.

                                     III-5

(b) The address of such beneficial owner is P.O. Box 3409, Jackson, Mississippi 39207.

(c) The address of such beneficial owners is 7530 Tidewater Drive, Norfolk, Virginia 23505.

(d) Venture Partners disclaims beneficial ownership as to 3,382 shares of Class A Common Stock and 35,036 shares of Class B Common Stock held by certain employees of Venture Partners and its affiliates. The address of Venture Partners is 1209 Orange Street, Wilmington, Delaware 19801. Venture Partners is a wholly-owned, indirect subsidiary of Citicorp.

(e) The address of such beneficial owner is 60 Broad Street, New York, New York 10004.


Item 13.  Certain Relationships and Related Transactions

      Management and Shareholder Debt. The Company made loans to certain Management Investors to facilitate the purchase of FF Holdings Junior Debentures and shares of Class A Common Stock and Class C Common Stock. The loans are nonrecourse and are secured by the securities purchased with the proceeds of such loans. These loans bear interest at 7.0% per annum and are due October 2004. At December 28, 1996, Mr. Julian, Mr. Alessi, Mr. Johnson and Susan Mayo, a shareholder and former Vice President of the Company, owed the Company $633,236, $334,544, $70,811 and $70,349, respectively.

         Real Estate Partnerships. In 1996, the Company leased two of its stores from three different general partnerships in which it owned 20%, 33% and 33% partnership interests, respectively. The Company currently leases one of its stores from two different general partnerships in which it owns 33% partnership interests. The Company also leases two of its combination stores from a Virginia general partnership, of which one of the partners is Vincent J. Mastracco, Jr., a director of Farm Fresh and FF Holdings and a stockholder of FF Holdings. Management believes the rent the Company pays each of these partnerships is at prevailing market rates.

         Fair Markets. Michael E. Julian, Jr., Chairman of the Board, former President and Chief Executive Officer of Farm Fresh and FF Holdings and a stockholder of FF Holdings, and Keith Alessi, the Vice Chairman and former Chief Financial Officer of Farm Fresh and FF Holdings and a stockholder of FF Holdings, each own 500 shares, or 25%, of the Class A Common Stock of Fair Markets Incorporated ("Fair Markets"). An affiliate of Venture Partners owns 999 shares of Class A Common Stock (49.9%), 3,500 shares of Series A Cumulative preferred stock (100%) and 8,001 shares of Class B Common Stock (100%) of Fair Markets. Fair Markets and its wholly owned subsidiary, Marketplace Acquisition Company, owed the Company $522,944 at December 30, 1995. Fair Markets sold its stores in 1996, and the entire receivable was repaid to the Company.





                                     III-6

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)       Documents filed as part of this report:


        1.    The Consolidated Financial Statements are included in Exhibit
              99.1.

        2.    The following Financial Statement Schedules are included in
              Exhibit 99.2:

              Schedule II - Valuation and Qualifying Accounts.

        3. The exhibits on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and the
              Exhibit Index is incorporated herein by reference.


(b)      Reports on Form 8-K.

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
     FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
              AS AMENDED, BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     The Registrant has not sent its security holder an annual report covering the Registrant's last fiscal year or a proxy statement, form of proxy or other proxy soliciting material with respect to the annual meeting of the Registrant's security holder.

                                      IV-2



                                   SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 1997.


                                FARM FRESH, INC.


                                By /s/ Ronald E. Johnson
                                   ---------------------
                                       Ronald E. Johnson
                                       Director, President,
                                       and Chief Executive Officer


          In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated. Each person, in so signing, also makes, constitutes and appoints Ronald E. Johnson and Vincent J. Mastracco, Jr. and each of them individually, his true and lawful attorney-in-fact in his place and stead, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission, any and all amendments to this Report, including any exhibits or other documents filed in connection therewith.


          Signatures                                       Title                            Date

/s/ Michael E. Julian, Jr.                           Chairman of the Board of            April 14, 1997
--------------------------                           Directors,
    Michael E. Julian, Jr.


/s/  Ronald E. Johnson                               Director, President,                April 14, 1997
--------------------------                           Chief Executive Officer
     Ronald E. Johnson                               (Principal  Executive Officer)


/s/  Keith E. Alessi                                 Director                            April 14, 1997
--------------------------
     Keith E. Alessi

                                                     Director                            April 14, 1997
--------------------------
     Stuart L. Agranoff

/s/ Vincent J. Mastracco, Jr.                        Director                            April 14, 1997
-----------------------------
    Vincent J. Mastracco

 /s/ Barton S. Winokur                               Director                            April 14, 1997
--------------------------
     Barton J. Winokur

 /s/ Ronald D. Coleman                               Executive Vice President-           April 14, 1997
--------------------------                           Administration, Chief Financial
Ronald D. Coleman                                    Officer (Principal Financial and
                                                     Accounting Officer)








                                                   EXHIBIT INDEX

                                                                                                     Sequential
   Exhibit                                                                                              Page
     No.                                            Description                                        Number
      1         Form  of  Underwriting  Agreement.  (incorporated  herein  by  reference  to  the        *
                Registrant's  Registration  Statement  on  Form S-1,  Registration  No. 33-50458,
                filed with the Securities and Exchange Commission on August 4, 1992)

     3.1        Articles of Incorporation of Farm Fresh, Inc., as amended.  (incorporated herein         *
                by reference to the Registrant's Registration Statement on Form S-1,
                Registration No. 33-50458, filed with the Securities and Exchange Commission on
                August 4, 1992)

     3.2        Bylaws of Farm Fresh, Inc.  (incorporated herein by reference to the                     *
                Registrant's Registration Statement on Form S-1, Registration No. 33-50458,
                filed with the Securities and Exchange Commission on August 4, 1992)

     3.3        Amended and Restated Bylaws of Farm Fresh, Inc. (incorporated herein by                  *
                reference to the Registrant's Registration Statement on Form S-1, Amendment No.
                4, Registration No. 33-50458, filed with the Securities and Exchange Commission on March 31, 1995)

     4.1        Form of the Indenture dated as of October 1, 1992, by and between Farm Fresh,            *
                Inc. and First National Bank Association Trustee, relating to the 12.25% Senior
                Notes due 2000.  (incorporated herein by reference to the Registrant's
                Registration Statement on Form S-1, Amendment No. 1, Registration No. 33-50458,
                filed with the Securities and Exchange Commission on September 16, 1992)

     4.2        Form of 12.25% Senior Notes of Farm Fresh, Inc. (attached as Exhibit A to                *
                Exhibit 4.1 above).  (incorporated herein by reference to the Registrant's
                Registration Statement on Form S-1, Amendment No. 1, Registration No. 33-50458,
                filed with the Securities and Exchange Commission on September 16, 1992)

     4.3        Form of the Indenture dated as of December 13, 1993, by and between Farm Fresh,          *
                Inc. and First National Bank Association as Trustee, relating to the 12.25%
                Senior Notes due 2000, Series A.  (incorporated herein by reference to the
                Registrant's Form 8-K filed with the Securities and Exchange Commission on
                December 28, 1993)

     4.4        Form of 12.25% Senior Notes due 2000, Series A of Farm Fresh, Inc. (Attached as          *
                Exhibit A to Exhibit 4.3 above).  (incorporated herein by reference to the
                Registrant's Form 8-K filed with the Securities and Exchange Commission on
                December 28, 1993)

      5         Opinion of Kaufman & Canoles (including Consent) regarding the validity of the           *
                12.25% Senior Notes being registered.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-4, Registration No. 33-75398,
                originally filed with the Securities and Exchange Commission on February 15,
                1994)

   10.1(a)      Amended and Restated Credit, Security, Pledge and Guaranty Agreement, dated as           *
                of March 30, 1990, among Farm Fresh, Inc., Debtors and Guarantors referenced to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB Trust Company, as Co-agents.  (incorporated herein by reference to the Registrant's Registration Statement on Form S-1, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on August 4,
                1992)

   10.1(b)      Amendment No. 1, dated as of September 28, 1990 to the Amended and Restated              *
                Credit, Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm Fresh, Inc., Debtors and Guarantors referenced to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank
                and LTCB Trust Company, as Co-agents.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Registration No. 33-50458,
                filed with the Securities and Exchange Commission on August 4, 1992)

   10.1(c)      Amendment No. 2, dated as of December 31, 1990 to the Amended and Restated               *
                Credit, Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm Fresh, Inc., Debtors and Guarantors referenced to therein and
                Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB Trust Company
                as Co-agents.  (incorporated herein by reference to the Registrant's
                Registration Statement on Form S-1, Registration No. 33-50458, filed with the
                Securities and Exchange Commission on August 4, 1992)

   10.1(d)      Amendment No. 3, dated December 31, 1991 to the Amended and Restated Credit,             *
                Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm
                Fresh, Inc., Debtors and Guarantors referred to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB
                Trust Company, as Co-agents.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Registration No. 33-50458,
                filed with the Securities and Exchange Commission on August 4, 1992)

   10.1(e)      Amendment No. 4, dated June 15, 1992 to the Amended and Restated Credit,                 *
                Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm
                Fresh, Inc., Debtors and Guarantors referred to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB
                Trust Company, as Co-agents.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 1, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on September 16,
                1992)

   10.1(f)      Amendment No. 5, dated July 15, 1992 to the Amended and Restated Credit,                 *
                Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm
                Fresh, Inc., Debtors and Guarantors referred to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB
                Trust Company, as Co-agents.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 1, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on September 16,
                1992)

   10.1(g)      Amendment No. 6, dated July 15, 1992 to the Amended and Restated Credit,                 *
                Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm
                Fresh, Inc., Debtors and Guarantors referred to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB
                Trust Company, as Co-agents.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 1, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on September 16,
                1992)

    10.1(h)     Amendment No. 7, dated October 2, 1992 to the Amended and Restated Credit,               *
                Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm
                Fresh, Inc., Debtors and Guarantors referred to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB
                Trust Company, as Co-agents.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 3, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on October
                2, 1992)

   10.1(i)      Amendment No. 8, dated February 12, 1993 to the Amended and Restated Credit,             *
                Security, Pledge and Guaranty Agreement dated as of March 30, 1990, among Farm
                Fresh, Inc., Debtors and Guarantors referred to therein, Lenders referred to therein and Chemical Bank, as Administrative Agent, and Crestar Bank and LTCB
                Trust Company, as Co-agents. (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 4, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on March 31,
                1995)

      10.2      Deed of Trust and Security Agreement by Farm Fresh, Inc. to William J. Dorn and          *
                Mark S. Abraham, as Trustees, for the benefit of Metropolitan Life Insurance
                Company, dated September 27, 1990, securing the aggregate principal amount of
                $17,000,000.  (incorporated herein by reference to the Registrant's Registration
                Statement on Form S-1, Registration No. 33-50458, filed with the Securities and
                Exchange Commission on August 4, 1992)

      10.3      Letter dated July 13, 1992 from Metropolitan Life Insurance Company waiving              *
                certain defaults under the Mortgage Facility.  (incorporated herein by reference to the Registrant's Registration Statement on Form S-1, Amendment No. 1,
                Registration No. 33-50458, filed with the Securities and Exchange Commission on
                September 16, 1992)

    10.4(a)     Indenture, dated as of March 1, 1985, between Farm Fresh, Inc. and United                *
                Virginia Bank as Trustee, relating to the 7% Convertible Subordinated Debentures due 2010 - of Farm Fresh, Inc.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Registration No. 33-50458,
                filed with the Securities and Exchange Commission on August 4, 1992)

   10.4(b)      First Supplemental Indenture dated as of September 22, 1988.  (incorporated              *
                herein by reference to the Registrant's Registration Statement on Form S-1,
                Amendment No. 4, Registration No. 33-50458, filed with the Securities and
                Exchange Commission on March 31, 1995)

      10.5      Asset Purchase Agreement, dated April 19, 1989, between Farm Fresh, Inc., Open           *
                Air Markets, Inc. and Giant Enterprises, Inc.  (incorporated herein by reference to the Registrant's Registration Statement on Form S-1, Registration No.
                33-50458, filed with the Securities and Exchange Commission on August 4, 1992)

      10.6      Supply Agreement, dated as of April 12, 1991, among Richfood, Inc., FF Holdings          *
                Corporation, Farm Fresh, Inc., Nick's Markets, Inc. and Fair Markets,
                Incorporated.  (incorporated herein by reference to the Registrant's
                Registration Statement on Form S-1, Registration No. 33-50458, filed with the
                Securities and Exchange Commission on August 4, 1992)

     10.7       Asset Purchase Agreement, dated April 5, 1991, between Farm Fresh, Inc. and              *
                Richfood, Inc. regarding the purchase of certain stores located in Raleigh,
                North Carolina.  (incorporated herein by reference to the Registrant's
                Registration Statement on Form S-1, Registration No. 33-50458, filed with the
                Securities and Exchange Commission on August 4, 1992)

     10.8       License and Consulting Agreement, dated April 30, 1991, between Farm Fresh, Inc.         *
                and Fair Markets, Incorporated.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Registration No. 33-50458,
                filed with the Securities and Exchange Commission on August 4, 1992)

     10.9       Asset Purchase Agreement, dated February 28, 1992, between Nick's Markets, Inc.          *
                and Virginia Supermarkets, Inc.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 1, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on September 16,
                1992)

    10.10       Asset Purchase Agreement, dated February 28, 1992, between Fair Markets,                 *
                Incorporated and Virginia Supermarkets, Inc.  (incorporated herein by reference to the Registrant's Registration Statement on Form S-1, Amendment No. 1,
                Registration No. 33-50458, filed with the Securities and Exchange Commission on
                September 16, 1992)

    10.11       Stock Purchase Agreement, dated August 18, 1992, between Farm Fresh, Inc. and            *
                Virginia Supermarkets, Inc.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 3, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on October
                2, 1992)

    10.12       Farm Fresh, Inc. Interest Rate Swap Agreement between Farm Fresh, Inc. and               *
                Chemical Bank dated March 30, 1990.  (incorporated herein by reference to the
                Registrant's Registration Statement on Form S-1, Amendment No. 1, Registration
                No. 33-50458, filed with the Securities and Exchange Commission on September 16,
                1992)

    10.13       Asset Purchase Agreement, dated March 6, 1992, between Fair Markets,                     *
                Incorporated and Virginia Supermarkets, Inc.  (incorporated herein by reference to the Registrant's Registration Statement on Form S-1, Amendment No. 1,
                Registration No. 33-50458, filed with the Securities and Exchange Commission on
                September 16, 1992)

    10.14       Asset Purchase Agreement, dated November 18, 1993, by and between Safeway Stores         *
                58, Inc., Safeway, Inc., and Farm Fresh, Inc.  (incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 1993)

    10.15       Revolving Credit Agreement, dated December 10, 1993, by and                              *
                between Farm Fresh, Inc., certain guarantors and lenders and
                NatWest USA Credit Corp. (incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange
                Commission on December 28, 1993)

    10.16       First Amendment to Supply Agreement, dated December 7, 1993, by and between              *
                Richfood, Inc., FF Holdings Corporation, Farm Fresh, Inc. and Fair Markets,
                Incorporated.  (Incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 28, 1993)

    10.17       First Amendatory Agreement, dated March 25, 1994, by and between Farm Fresh,             *
                Inc., certain guarantors and lenders and NatWest USA Credit Corp. (incorporated herein by reference to the Registrant's Registration Statement on Form S-1,
                Amendment No. 4, Registration No. 33-50458, filed with the Securities and
                Exchange Commission on March 31, 1995)

    10.18       Second Amendatory Agreement, Consent and Waiver, dated September 23, 1994, by            *
                and between Farm Fresh, Inc., certain guarantors and lenders and NatWest USA
                Credit Corp. (incorporated herein by reference to the Registrant's Registration
                Statement on Form S-1, Amendment No. 4, Registration No. 33-50458, filed with the Securities and Exchange Commission on March 31, 1995)

    10.19       Third Amendatory Agreement, dated as of June 19, 1994, by and between Farm               *
                Fresh, Inc., certain guarantors and lenders and NatWest USA Credit Corp.
                (incorporated herein by reference to the Registrant's Registration Statement on
                Form S-1, Amendment No. 4, Registration No. 33-50458, filed with the Securities and Exchange Commission on March 31, 1995)

    10.20       Fourth Amendatory Agreement, dated December 31, 1994, by and between Farm Fresh,         *
                Inc., certain guarantors and lenders and NatWest USA Credit Corp.  (incorporated herein by reference to the Registrant's Registration Statement on Form S-1,
                Amendment No. 4, Registration No. 33-50458, filed with the Securities and
                Exchange Commission on March 31, 1995)

    10.21       Asset Purchase Agreement, dated July 31, 1995, by and between Farm Fresh, Inc.           *
                and Hannaford Bros. Co. (Incorporated herein by referenced to Farm Fresh, Inc.'s
                From 8-K filed with the Securities and Exchange Commission on October 9, 1995)

    10.22       Fifth Amendatory Agreement, dated as of September 25, 1995, by and between FF            *
                Holdings Corporation, Farm Fresh, Inc. certain lenders and NatWest USA Credit
                Corp. (Incorporated herein by referenced to Farm Fresh, Inc.'s From 8-K filed with the Securities and Exchange Commission on October 9, 1995)

    10.23       Executive Employment and Severance Agreement, dated as of December 1, 1995, by           *
                and between Farm Fresh, Inc. and Michael E. Julian.  (Incorporated herein by referenced to Farm Fresh, Inc.'s From 10-K for the year ended December 30, 1995,
                Commission File Nos. 33-50458 and 33-75398, previously filed with the
                Commission.)

    10.24       Executive Employment and Severance Agreement, dated as of December 1, 1995, by           *
                and between Farm Fresh, Inc. and Keith E. Alessi.  (Incorporated herein by referenced to Farm Fresh, Inc.'s From 10-K for the year ended December 30, 1995,
                Commission File Nos. 33-50458 and 33-75398, previously filed with the
                Commission.)

    10.25       Executive Employment and Severance Agreement, dated as of December 1, 1995, by           *
                and between Farm Fresh, Inc. and Jeffrey P. Thomas. (Incorporated herein by referenced to Farm Fresh, Inc.'s From 10-K for the year ended December 30, 1995,
                Commission File Nos. 33-50458 and 33-75398, previously filed with the
                Commission.)

    10.26       Executive Employment and Severance Agreement, dated as of December 1, 1995, by           *
                and between Farm Fresh, Inc. and Stephen R. Harmon.  (Incorporated herein by referenced to Farm Fresh, Inc.'s From 10-K for the year ended December 30, 1995,
                Commission File Nos. 33-50458 and 33-75398, previously filed with the
                Commission.)

    10.27       Agreement by and between Giant Properties One and Farm Fresh, Inc., dated                *
                December 30, 1994.  (Incorporated herein by referenced to Farm Fresh, Inc.'s
                From 10-K for the year ended December 30, 1995, Commission File Nos. 33-50458 and 33-75398, previously filed with the Commission.)

    10.28       Sixth Amendatory Agreement, dated September 9, 1995, by and                              *
                between Farm Fresh, Inc., FF Holdings Corporation., certain guarantors and lenders and NatWest USA Credit Corp.
                (Incorporated herein by referenced to Farm Fresh, Inc.'s From
                10-K for the year ended December 30, 1995, Commission File Nos.
                33-50458 and 33-75398, previously filed with the Commission.)

    10.29       Asset Purchase Agreement by and among American Health & Drug                             *
                Distributors, Inc., American Health & Drug Distributors of
                Charlottesville, Inc., and Farm Fresh, Inc., dated October 22,
                1995. (Incorporated herein by referenced to Farm Fresh, Inc.'s
                From 10-K for the year ended December 30, 1995, Commission File
                Nos. 33-50458 and 33-75398, previously filed with the
                Commission.)

    10.30       Seventh Amendatory Agreement, dated May 15, 1996, by and between                         *
                Farm Fresh, Inc., FF Holdings Corporation, certain guarantors and lenders and NatWest USA Credit Corp. (Incorporated herein by referenced to Farm Fresh, Inc.'s From 10-Q for the quarter ended
                September 7, 1996, Commission File Nos. 33-50458 and 33-75398,
                previously filed with the Commission.)

    10.31       Eight Amendatory Agreement, dated March 31, 1996, by and between                         *
                Farm Fresh, Inc., FF Holdings Corporation, certain guarantors and lenders and NatWest USA Credit Corp. (Incorporated herein by referenced to Farm Fresh, Inc.'s From 10-Q for the quarter ended
                September 7, 1996, Commission File Nos. 33-50458 and 33-75398,
                previously filed with the Commission.)

    10.32       Ninth Amendatory Agreement, dated September 30, 1996, by and                             *
                between Farm Fresh, Inc., FF Holdings Corporation, certain guarantors and lenders and NatWest USA Credit Corp.
                (Incorporated herein by referenced to Farm Fresh, Inc.'s From
                10-Q for the quarter ended September 7, 1996, Commission File
                Nos. 33-50458 and 33-75398, previously filed with the
                Commission.)


   **10.33      Tenth Amendatory Agreement, Consent and Waiver dated November 5,
                1996, by and between Farm Fresh, Inc., certain guarantors and lenders and Fleet Bank, N.A.

   **10.34      Waiver and Eleventh Amendatory Agreement, dated February 21,
                1997, by and between Farm Fresh, Inc., certain guarantors and lenders and Fleet Bank, N.A.

   **10.35      Waiver and Twelfth Amendatory Agreement, dated April 10, 1997, by and between
                Farm Fresh, Inc. certain guarantors and lenders and Fleet Bank, N.A.

   **10.36      Employment Agreement, dated March 4, 1997, by and between Farm Fresh, Inc. and
                Ronald E. Johnson.

   **10.37      Employment Agreement, dated March 4, 1997, by and between Farm Fresh, Inc. and
                Richard D. Coleman.

   **10.38      Form Employment Agreement No. 1 for Vice Presidents and District Managers.

   **10.39      Form Employment Agreement No. 2 for Vice Presidents and District Managers.

     **27       Financial Data Schedule

    **99.1      Consolidated Financial Statements

    **99.2      Financial Statement Schedules

================================================================================

* Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.

** Filed herewith.