Form 10-Q
period 1997-03-22
FARM FRESH INC
filed 1997-05-06
CIK 715357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Quarter Ended  March 22, 1997       Commission File Numbers   33-50458 and 33-75398
                         ---------------                               -----------------------




                                FARM FRESH, INC.
             (Exact name of registrant as specified in its charter)




           VIRGINIA                                   54-0973309
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




          7530 TIDEWATER DRIVE, P. O. BOX 1289, NORFOLK, VIRGINIA 23501
              (Address of principal executive offices and zip code)


        Registrant's telephone number, including area code (757)480-6700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                     Class                     Outstanding shares at May 5, 1997
-----------------------------------------      ---------------------------------
Common Stock, par value $.01 per share                       10

                        FARM FRESH, INC. AND SUBSIDIARIES
         Index to Unaudited Condensed Consolidated Financial Statements

                                                                            Page


Part I.  Financial Information:

  Item 1.  Unaudited Condensed Consolidated Financial Statements:

    Unaudited Condensed Consolidated Balance Sheets -
      December 28, 1996 and March 22, 1997                                   1

    Unaudited Condensed Consolidated Statements of Loss -
      12 weeks ended March 23, 1996 and March 22, 1997                       3

    Unaudited Condensed Consolidated Statement of Stockholder's Deficit -
      12 weeks ended March 22, 1997                                          4

    Unaudited Condensed Consolidated Statements of Cash Flows -
      12 weeks ended March 23, 1996 and March 22, 1997                       5

    Notes to Unaudited Condensed Consolidated Financial Statements           7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      8

Part II.  Other Information -none

                        FARM FRESH, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                                    December 28,            March 22,
            Assets                                                                       1996                  1997
            ------                                                                  --------------        ------------
Current assets:
  Cash                                                                              $    847,665          $    651,708
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,003,038 at December 28, 1996 and
    $1,020,212 at March 22, 1997                                                      14,792,965            11,822,002
  Merchandise inventories:
     Assuming the first-in, first-out method                                          54,164,510            47,924,003
     Less adjustment to the last-in, first-out method                                  3,355,394             3,447,701
                                                                                     -----------          ------------

                                                                                      50,809,116            44,476,302
                                                                                     -----------          ------------

  Prepaid expenses and other current assets                                            1,355,115             2,856,053
                                                                                     -----------          ------------

       Total current assets                                                           67,804,861            59,806,065
                                                                                    ------------          ------------

Assets held for sale                                                                   9,998,102             8,649,635

Property and equipment:
  Land                                                                                 8,727,365             8,727,365
  Buildings                                                                           62,675,865            66,081,545
  Leasehold improvements                                                              35,955,672            37,269,621
  Fixtures and equipment                                                              87,093,915            90,863,973
  Transportation equipment                                                               608,037               590,839
  Construction in progress                                                               894,515              -
                                                                                   -------------           -----------
                                                                                     195,955,369           203,533,343
  Less accumulated depreciation and amortization                                      91,778,403            94,723,623
                                                                                    ------------          ------------

       Net property and equipment                                                    104,176,966           108,809,720
                                                                                     -----------           -----------

Favorable lease rights, net of accumulated
  amortization of $7,283,859 at December 28, 1996
  and $7,117,828 at March 22, 1997                                                     3,540,441             3,380,192
Goodwill, net of accumulated amortization of
  $2,348,851 at December 28, 1996 and $2,661,460 at
  March 22, 1997                                                                       7,227,683             6,915,074
Deferred financing costs, net of accumulated
  amortization of $6,301,559 at December 28, 1996
  and $6,623,975 at March 22, 1997                                                     5,785,031             5,688,300
Other, net                                                                               175,677               608,488
                                                                                    ------------          ------------

                                                                                    $198,708,761          $193,857,474
                                                                                     ===========           ===========

                                                                  (continued)
                                       -1-

                        FARM FRESH, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (continued)
                                   (Unaudited)


       Liabilities and Stockholder's Deficit                                       December 28,           March 22,
                                                                                       1996                  1997
                                                                                   ------------           ----------
Current liabilities:
  Current installments of notes payable                                           $    801,467           $    653,900
  Current installments of obligations
      under capital leases                                                           3,040,132              3,065,041
  Trade accounts payable                                                            36,149,820             30,279,113
  Accrued expenses:
     Licenses and other taxes                                                        5,407,620              3,193,571
     Interest                                                                        7,181,091             12,677,148
     Insurance claims                                                                4,125,522              4,630,499
     Other                                                                           7,710,665              7,640,958
                                                                                  ------------           ------------

           Total accrued expenses                                                   24,424,898             28,142,176
                                                                                   -----------           ------------
  Accrued costs relating to closed stores,
     current portion                                                                 1,901,305              1,818,899
                                                                                  ------------           ------------

           Total current liabilities                                                66,317,622             63,959,129
                                                                                   -----------           ------------

Long-term debt, excluding current installments:
  Revolving credit facility                                                         24,289,957             21,794,508
  Notes payable                                                                        919,698                801,914
  Obligations under capital leases                                                  33,958,653             38,251,148
  12.25% senior notes                                                              165,000,000            165,000,000
  12.25% senior notes, series A                                                     37,074,410             37,009,347
  Convertible subordinated debentures                                                4,380,243              4,278,607
                                                                                   -----------           ------------

           Total long-term debt                                                    265,622,961            267,135,524
                                                                                   -----------            -----------

Accrued costs relating to closed stores                                              7,470,884              7,096,368
Deferred credits and other liabilities                                               3,424,988              3,121,928
                                                                                  ------------           ------------

           Total liabilities                                                       342,836,455            341,312,949
                                                                                   -----------            -----------

Stockholder's deficit:
  Common stock of $.01 par value;
     authorized 200 shares; issued 10 shares                                            -                      -
  Additional paid-in capital                                                        29,423,528             29,416,790
  Accumulated deficit                                                             (172,442,282)          (175,763,325)
  FF Holdings stockholder loans                                                     (1,108,940)            (1,108,940)
                                                                                  ------------           ------------

           Total stockholder's deficit                                            (144,127,694)          (147,455,475)

Commitments and contingencies                                                          -                      -
                                                                                  -------------         -------------

                                                                                  $198,708,761           $193,857,474
                                                                                   ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                        FARM FRESH, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Loss
                                   (Unaudited)


                                                                                           12 Weeks Ended
                                                                                   March 23,            March 22,
                                                                                       1996                1997
                                                                                   -------------       ---------------

Sales                                                                              $ 178,954,436         $ 161,667,670

Cost of sales                                                                        137,290,027           122,850,986
                                                                                     -----------           -----------

        Gross profit                                                                  41,664,409            38,816,684

Depreciation and amortization                                                         (4,367,347)           (4,471,259)

Other selling, general and administrative expenses                                   (32,744,606)          (29,807,993)

Interest expense                                                                      (7,635,176)           (8,184,022)

Gain (loss) on disposition of assets                                                    (213,458)              317,037

Other, net                                                                                48,892                 8,510
                                                                                   -------------         -------------


         Net loss                                                                 $   (3,247,286)       $   (3,321,043)
                                                                                    ============          ============


See accompanying notes to condensed consolidated financial statements.

                        FARM FRESH, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholder's Deficit
                          12 Weeks Ended March 22, 1997
                                   (Unaudited)



                                                          Additional                           FF Holdings          Total
                               Common Stock                 paid-in       Accumulated          stockholder      stockholder's
                              Shares     Amount             capital            deficit            loans             deficit

Balance at
  December 28, 1996              10        $  -           $29,423,528            $(172,442,282) $(1,108,940)       $(144,127,694)

Dividend to FF Holdings          -            -                (6,738)           -                   -                    (6,738)

Net loss                         -            -              -                      (3,321,043)         -             (3,321,043)
                             -------        -----      --------------            ------------- ---------------     -------------

Balance at
  March 22, 1997                10         $  -           $29,416,790            $(175,763,325) $(1,108,940)       $(147,455,475)
                              ======        =====          ==========             ============   ==========         ============







See accompanying notes to condensed consolidated financial statements.

                        FARM FRESH, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  12 Weeks Ended
                                                                                          March 23,            March 22,
                                                                                             1996                 1997
                                                                                        -------------        --------------
Cash flows from operating activities:
  Net loss                                                                             $  (3,247,286)        $  (3,321,043)
                                                                                        ------------          ------------
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                          4,367,347             4,471,259
    Loss (gain) on disposition of assets                                                     213,458              (317,037)
    Gain on conversion of convertible subordinated debentures                                (46,165)               (6,546)
    Amortization of premium on 12.25% senior notes, series A                                 (58,231)              (65,063)
    LIFO charge to earnings                                                                   92,100                92,307
    Noncash recognition of deferred revenue                                                 (190,128)             (185,401)
    Changes in assets and liabilities that increase (decrease) cash:
       Accounts receivable, net                                                              668,627             2,970,963
       Merchandise inventories                                                             2,364,034             6,048,341
       Prepaid expenses and other current assets                                            (129,837)           (1,500,938)
       Trade accounts payable                                                             (1,187,054)           (5,870,707)
       Accrued expenses                                                                    3,862,589             3,717,278
       Accrued costs relating to closed stores                                              (539,278)             (456,922)
       Deferred credits and other liabilities                                               (104,622)             (117,659)
       Other, net                                                                            220,740              (131,283)
                                                                                        ------------         -------------

          Total adjustments                                                                9,533,580             8,648,592
                                                                                         -----------           -----------

             Net cash provided by operating activities                                     6,286,294             5,327,549
                                                                                         -----------           -----------

Cash flows from investing activities:
  Acquisitions of property and equipment                                                  (5,268,636)           (3,331,139)
  Proceeds from sale of property and equipment                                                19,673             1,717,258
                                                                                        ------------           -----------

             Net cash used in investing activities                                        (5,248,963)           (1,613,881)
                                                                                         -----------           -----------

Cash flows from financing activities:
  Borrowings under revolving credit facility                                              29,249,532            26,284,762
  Repayments under revolving credit facility                                             (29,345,137)          (28,780,211)
  Repayments of long-term debt                                                              (254,143)             (250,837)
  Principal repayments of obligations under capital leases                                  (426,354)             (774,712)
  Payment upon conversion of convertible subordinated debentures                            (625,544)             (109,604)
  Dividend to FF Holdings                                                                     (7,588)               (6,738)
  Payment of refinancing costs                                                              -                     (272,285)
                                                                                     ---------------           -----------

             Net cash used in financing activities                                        (1,409,234)           (3,909,625)
                                                                                         -----------           -----------

Net decrease in cash                                                                        (371,903)             (195,957)

Cash at beginning of period                                                                2,316,425               847,665
                                                                                         -----------           -----------

Cash at end of period                                                                   $  1,944,522          $    651,708
                                                                                         ===========           ===========

                                                                    (continued)

                       FARM FRESH, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


Supplemental disclosures of cash flow information:


                                                                                       12 Weeks Ended
                                                                                March 23,          March 22,
                                                                                   1996               1997
                                                                               -------------      --------

   Cash paid during the period for:

        Interest                                                               $  2,274,644       $  2,687,965
                                                                                ===========        ===========

        Income taxes                                                           $       -          $       -
                                                                                ===============    ========


Supplemental information on non cash investing activities:

   During the 12 week period ended March 22, 1997, the Company entered into capital lease obligations of $5,092,116.







See accompanying notes to condensed consolidated financial statements.

                        FARM FRESH, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 22, 1997
                                   (Unaudited)


1.  Nature of Business

        Farm Fresh, Inc. (the "Company") is a Virginia supermarket chain operating 48 supermarkets. The Company is a wholly owned subsidiary of FF Holdings Corporation ("FF Holdings") which has no independent operations.

2.  Basis of Presentation

        The condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1996 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

3.  Definition of Fiscal Year

        The Company follows a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 and is divided into 13 four-week periods for accounting purposes. Therefore, the first three quarters are comprised of three periods (twelve weeks) and the fourth quarter is comprised of four periods (sixteen weeks). The fiscal year ending January 3, 1998 will have fifty-three weeks of operations with a seventeen week fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Farm Fresh, Inc. (the "Company") is a Virginia supermarket chain operating 48 supermarkets. The Company is a wholly owned subsidiary of FF Holdings Corporation ("FF Holdings") which has no independent operations. This Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors including, but not limited to the Company's dependence on its revolving credit facility, capital expenditure limitations, economic, competitive and other factors affecting the Company's operations. The following discussion should be read in conjunction with Item 1, Unaudited Condensed Consolidated Financial Statements.

Comparison of 12 Weeks ended March 22, 1997 with 12 Weeks ended March 23, 1996

Sales. Sales for the 12 week period ended March 22, 1997 decreased 9.7% to $161.7 million from $179.0 million for the comparable period in 1996. The decrease in sales was attributable to the closure of three combination stores and one discount store and the sale of two combination stores since the first quarter of 1996. The decrease in sales was partially offset by the opening of two stores operating under the name "3 Stores, 1 Roof", one in June 1996 and one in March 1997. Same store sales decreased 7.0% primarily as a result of the impact of eight competitive store openings over the last twelve months.

Cost of Sales. Cost of sales for the 12 week period ended March 22, 1997 totaled $122.9 million, a decrease of $14.4 million or 10.5% from the comparable period in 1996. Cost of sales was 76.0% of sales in the first quarter of 1997 as compared to 76.7% in first quarter of 1996. This decrease as a percentage of sales primarily is due to improved promotional pricing practices.

Depreciation and Amortization. Depreciation and amortization amounted to $4.5 million for the 12 weeks ended March 22, 1997, an increase of $0.1 million over the comparable period in 1996 due to five store remodels in 1996.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for the 12 week period ended March 22, 1997 were $29.8 million, a decrease of $2.9 million, or 9.0%, from the comparable period in 1996. These expenses, as a percentage of sales, increased to 18.4% in 1997 from 18.3% in 1996. The slight increase in other selling, general and administrative expenses as a percent of sales is primarily the result of lower sales volume.

Interest Expense. Interest expense totaled $8.2 million for the 12 week period ended March 22, 1997, an increase of $0.6 million over the same period in 1996. The increase is primarily attributable to a higher average outstanding balance on the Company's revolving credit facility.

Disposition of Assets. The Company realized a gain of $0.4 million on the sale of an outparcel and $.03 million on sale of partnership interest during the first quarter of 1997. The gain was partially offset by the writeoff of leasehold improvements in a closed store. In 1996, the Company recognized a loss of $0.2 million from disposition of assets.

Inflation

The Company's cost of sales and certain other operating expenses are affected by a number of factors that are beyond the Company's control, including the cost of merchandise, the competitive climate and general and regional economic conditions. As is typical in the retail food industry, the Company has generally been able to maintain margins by adjusting its selling prices, but competitive conditions may, from time to time, render it unable to do so while maintaining or increasing its market share.

Liquidity and Capital Resources

Cash flow from operations as well as amounts available under its revolving credit facility represent the Company's primary sources of short-term liquidity. At March 22, 1997, the Company had approximately $18.2 million available under the revolving credit facility subject to certain borrowing base limitations, less $3.9 million reserved for the redemption of the convertible subordinated debentures and $0.8 million related to outstanding letters of credit. The Company is current in the payment of all of its existing principal and interest payments on indebtedness for borrowed money including the cash interest payment made April 1, 1997 on its 12.25% Senior Notes and Series A Notes ("Notes"). However, the Company will require substantial cash flow to meet its future interest and principal repayment obligations under such indebtedness.

Cash flows from the Company's operating, investing and financing activities for the 12 week periods ended March 22, 1997 and March 23, 1996 are disclosed in the accompanying consolidated statements of cash flows. In the 12 weeks ended March 22, 1997, the Company's operating activities generated $5.3 million in cash compared to the $6.3 million generated in the corresponding period in 1996. This decrease is primarily attributable to an increase in the net investment in inventory. The Company used $1.6 million in cash in its investing activities in the first quarter of 1997 compared to the $5.2 million in cash the Company used in the corresponding period in 1996. This decrease is attributable to two major store remodeling projects undertaken during the first quarter of 1996 and proceeds of $1.7 million received from the sale of one owned property in 1997. In the 12 weeks ended March 22, 1997, the Company's financing activities used $3.9 million in cash compared to $1.4 million used in the corresponding period in 1996. This fluctuation is primarily due to the increase in net repayments made on the Company's revolving credit facility in 1997.

The Company's parent, FF Holdings, is a holding company with no independent operations from the Company. As a result, the ability of FF Holdings to pay interest or dividends is dependent upon the Company's ability to pay dividends to FF Holdings in an amount sufficient to satisfy such obligations. The ability of the Company to pay these dividends will be dependent upon the Company's future performance and its ability to refinance or restructure its existing debt, including the revolving credit facility, which terminates in January 1998. Assuming FF Holdings elects to pay interest through the October 1, 1997 interest payment date by distributing additional 14.25% Senior Notes ("Holding Company Notes") in a principal amount to equal to the interest then due, FF Holdings will be required to make level, semi-annual cash interest payments of $7.1 million each or $14.1 million annually, to noteholders beginning April 1, 1998, through the maturity date of the Holding Company Notes. Even in the unlikely event that the Company had sufficient cash flow to pay the required dividends to FF Holdings, covenants in the Indentures and other instruments evidencing the Company's debt obligations will restrict the Company's ability to make cash dividend payments to FF Holdings. Assuming the Company were unable to make cash dividends to FF Holdings, FF Holdings would be unable to pay cash interest on the Holding Company Notes and would go into default under the FF Holdings Indenture. In the event of such a default, the trustee would be entitled to exercise all of its rights under the Indenture for the Holding Company Notes, including the acceleration of the principal of the notes. It is also possible that such an event could lead the FF Holdings noteholders to acquire a controlling interest in the Company, which could in turn trigger a "Change of Control" as defined in the Company Indentures. A change of control would require the Company to offer to repurchase the Notes, requiring an effective acceleration of the maturity of the Notes. There can be no assurance that the Company would be able to finance such a repurchase. If it were not able to finance such a repurchase, then the Company would be in default under its Indentures.

In anticipation of the potential inability of FF Holdings to pay interest on its obligations in April 1998 and the possible acquisition by the FF Holdings' noteholders of a controlling interest in the Company, management of the Company is currently exploring strategic alternatives to provide a long-term solution to the existing capital structure. However, there can be no assurance that options available to the Company will generate sufficient capital to satisfy its obligations.

The following table summarizes the Company's estimated debt service and net budgeted cash capital expenditures for fiscal 1997.


                                                                (in thousands)
Budgeted capital expenditures                                         $5,000
   Proceeds from sale of assets and lease assignments                 (3,300)
   Interest expense                                                   34,000
   Principal repayments of obligations under capital leases            3,000
   Principal repayments of notes payable                                 800
   Payments under closed store and restructuring
      accruals, net of imputed interest                                1,900
                                                                     $41,400

Beginning April 1, 1997 the Company implemented a new short-term business strategy to improve its financial performance and liquidity. The focus is to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores.

The Company plans to fund cash capital expenditures of approximately $5.0 million with cash generated from operations and amounts available under the revolving credit facility. The Company opened one new store in March operating under the name "3 Stores, 1 Roof", and management estimates it will spend approximately $2.5 million in 1997 on maintenance capital on existing stores. The Company does not intend to commence any additional new store construction in 1997. In the near term, the Company believes that a reduction or postponement of its new store program will not substantially impact current operations. However, in the long-term, if this program is substantially reduced, management believes that the Company's operations and ultimately its cash flow would be adversely impacted.

At December 28, 1996, the Company reflected three closed stores and several parcels of undeveloped land as assets held for sale on its balance sheet at the estimated net realizable value of the assets less costs to sell of $10.0 million. One of the closed stores is currently under lease. The Company sold one parcel of land for gross proceeds of $1.7 million during the first quarter of 1997, has an additional parcel under contract for a sales price of $1.0 million, and is pursuing the sale of the remaining assets.

The Company's relationship with its suppliers is an important component of its liquidity. During the period of time that strategic alternatives are explored, as discussed above, management expects that credit terms with suppliers will remain substantially consistent with past practices. However, if credit with its major suppliers is curtailed, the Company's liquidity would decrease.

Based on the Company's ability to generate working capital through its operations and the amount available under the revolving credit facility, the Company believes that it has sufficient liquidity and financial resources to meet its obligations for fiscal 1997.

                                    SIGNATURE


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    Farm Fresh, Inc.



Date    May 5, 1997
                                                    --------------------------
                                                    Richard D. Coleman
                                                    Executive Vice President,
                                                    Chief Financial Officer

                                    SIGNATURE


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    Farm Fresh, Inc.



Date  May 5, 1997                                       Richard D. Coleman /s/
     ----------------                                --------------------------
                                                    Richard D. Coleman
                                                    Executive Vice President,
                                                    Chief Financial Officer